Form 10-Q
period 2021-04-30
Business Solutions Plus, Inc.
filed 2021-06-21
CIK 1787412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2021

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56233

Business SOLUTIONS PLUS, Inc.

(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3F K’s Minamiaoyama 6-6-20 Minamiaoyama, Minato-ku, Tokyo 107-0062, Japan	107-0062
(Address of Principal Executive Offices)	(Zip Code)

81-90-6002-4978
(registrant’s telephone number, including area code)

780 Reservoir Avenue, #123 Cranston, RI 02910
(former name or former mailing address, if changed since last report)

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

As of June 21, 2021, there were 500,000,000 shares of Common Stock and 1,000,000 shares of Series A Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Business Solutions Plus, Inc.

Balance Sheet

	April 30, 2021 (Unaudited)	July 31, 2020 (Audited)

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accrued expenses	$2,100	$-
Total Current Liabilities	2,100	-
TOTAL LIABILITIES	2,100	-

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 200,000,000 shares authorized as of April 30, 2021; 1,000,000 and 0 issued and outstanding as of April 30, 2021 and July 31, 2020, respectively)	100	-
Common stock ($.0001 par value, 500,000,000 shares authorized as of April 30, 2021, 500,000,000 shares at $.0001 par value and 1,000,000 shares at $.001 par value issued and outstanding as of April 30, 2021 and July 31, 2020, respectively)	50,000	1,000
Additional paid-in capital	61,099	1,074
Accumulated deficit	(113,299)	(2,074)
Total Stockholders’ Equity (Deficit)	(2,100)	-

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Business Solutions Plus, Inc.

Statement of Operations

(Unaudited)

	For the Three Months Ended April 30, 2021	For the Nine Months Ended April 30, 2021	For the Three Months Ended April 30, 2020	For the Period August 30, 2019 (Inception) to April 30, 2020

Operating expenses
General and administrative expenses	$102,425	$111,225	$-	$2,074
Total operating expenses	102,425	111,225	-	2,074
Net loss	$(102,425)	(111,225)	$-	$(2,074)
Basic and Diluted net loss per common share	$(0.00)	(0.00)	$-	$(0.00)
Weighted average number of common shares outstanding - Basic and Diluted	500,000,000	500,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Business Solutions Plus, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period August 1, 2020 to April 30, 2021

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, July 31, 2020	1,000,000	$1,000	-	$-	$1,074	$(2,074)	$-
Net loss	-	-	-	-	-	(750)	(750)
Balances, October 31, 2020	1,000,000	$1,000	-	$-	$1,074	$(2,824)	$(750)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	6,950	-	6,950
Net loss	-	-	-	-	-	(8,050)	(8,050)
Balances, January 31, 2021	1,000,000	$1,000	-	-	$8,024	$(10,874)	$(1,850)
Common shares returned to the Company	(1,000,000)	(1,000)	-	-	1,000	-	-
Common shares issued after reorganization	500,000,000	50,000	-	-	(50,000)	-	-
Series A preferred shares issued after reorganization	-	-	1,000,000	100	99,900	-	100,000
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	2,175	-	2,175
Net loss	-	-	-	-	-	(102,425)	(102,425)
Balances, April 30, 2021	500,000,000	$50,000	1,000,000	$100	$61,099	$(113,299)	$(2,100)

Business Solutions Plus, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period August 30, 2019 (Inception) to April 30, 2020

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, August 30, 2019	-	$-	$-	$-	$-

Common shares issued as compensation for services rendered to the company	1,000,000	1,000	-	-	1,000
Expenses paid on behalf of the Company and contributed to capital	-	-	1,074	-	1,074
Net loss	-	-		(2,074)	(2,074)
Balances, October 31, 2019	1,000,000	$1,000	$1,074	$(2,074)	$-
Balances, January 31, 2020	1,000,000	$1,000	$1,074	$(2,074)	$-
Balances, April 30, 2020	1,000,000	$1,000	$1,074	$(2,074)	$-

The accompanying notes are an integral part of these unaudited financial statements.

Business Solutions Plus, Inc.

Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended April 30, 2021	For the Period August 30, 2019 (Inception) to April 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(111,225)	$(2,074)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued	-	1,000
Preferred stock issued	100,000	-
Changes in current assets and liabilities:
Accrued expenses	2,100	-
Net cash used in operating activities	(9,125)	(1,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	9,125	1,074
Net cash provided by financing activities	9,125	1,074
Net increase(decrease) in cash and cash equivalents	$-	$-
Beginning cash balance	-	-
Ending cash balance	$-	$-
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

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

 (Unaudited)

Note 1 – Organization and Description of Business

Business Solutions Plus, Inc. (we, us, our, or the "Company") was incorporated on August 30, 2019 in the State of Nevada.

On August 30, 2019, Paul Moody was appointed Chief Executive Officer, Chief Financial Officer, and Director of Business Solutions Plus, Inc.

On March 3, 2021, Business Solutions Plus, Inc. (the “Company” or “Successor”) transmuted its business plan from that of a blank check shell company to forming a holding company that is a business combination related shell company. The reason for the change being that our sole director desires to complete a holding company reorganization (“Reorganization”) pursuant to NRS 92A.180, NRS A.200, NRS 92A.230 and NRS 92A.250. The constituent corporations in the Reorganization will be InterActive Leisure Systems, Inc. (“IALS” or “Predecessor”), the Company and Business Solutions Merger Sub, Inc. (“Merger Sub”). Our director is the sole director/officer of each constituent corporation in the anticipated Reorganization. In preparation of the Reorganization, our sole and controlling shareholder, Flint Consulting Services, LLC as of date first written above cancelled and returned to the Company’s treasury all issued and outstanding common shares of the Company held and owned by it. The Company issued 1,000 common shares of its common stock to Predecessor and Merger Sub issued 1,000 shares of its common stock to the Company prior to the Reorganization. Immediately prior to the merger, the Company was a wholly owned direct subsidiary of IALS and Merger Sub was a wholly owned and direct subsidiary of the Company.

On March 22, 2021, the company filed articles of merger with the Nevada Secretary of State. The merger became effective on March 31, 2021 at 4:00 PM EST(“Effective Time”). At the Effective Time, Predecessor merged with and into Merger Sub (the “Merger), and Predecessor was the surviving corporation. Each share of Predecessor common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Successor common stock.

In addition, the new ticker symbol “BSPI” was announced April 14, 2021 on the Financial Industry Regulatory Authority’s daily list with a market effective date of April 15, 2021. The Company received a new CUSIP Number 12330M107.

As of April 30, 2021, the Company had not yet commenced any operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at April 30, 2021 and July 31, 2020 were $0.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at April 30, 2021 and July 31, 2020.

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

The Company does not have any potentially dilutive instruments as of April 30, 2021 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of April 30, 2021.

The Company’s stock based compensation for the periods ended April 30, 2021 and July 31, 2020 were $100,000 and $1,000, respectively.

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

As of April 30, 2021, the Company has incurred a net loss of approximately $13,299 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $2,793 at the effective statutory rate of 21%. The deferred tax asset has been off-set by an equal valuation allowance. Given our inception on August 30, 2019, and our fiscal year end of July 31, 2020, we have completed only one taxable fiscal year.

Note 5 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of April 30, 2021.

Note 6 – Accrued Expenses

Accrued expenses totaled $2,100 and $0 as of April 30, 2021 and July 31, 2020, respectively, and consisted primarily of professional fees.

Note 7 – Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 1,000,000 shares issued and outstanding as of April 30, 2021 and no shares issued and outstanding as of July 31, 2020.

On February 9, 2021, the Company filed, with the Secretary of State of Nevada, (“NSOS”) Restated Articles of Incorporation which amended the par value and authorized preferred stock. The Company withdrew its designated Series Z Preferred Stock and designated a new class of preferred stock described as Series A Preferred Stock. No shares of Preferred Stock of any series were issued and outstanding prior to or after the recording of the Restated Articles of Incorporation with NSOS. . After the amendment, total authorized shares were 700,000,000, 500,000,000 common shares and 200,000,000 preferred shares, both with a par value of $.0001.

On March 4, 2021, Business Solutions Plus, Inc., (the “Company” or “Successor”) announced on Form 8-K plans to participate in a holding company reorganization (“the Reorganization” or “Merger”) with InterActive Leisure Systems, Inc. (“IALS” or “Predecessor”), the Company and Business Solutions Merger Sub, Inc. (“Merger Sub”), collectively (the “Constituent Corporations”) pursuant to NRS 92A.180, NRS A.200, NRS 92A.230 and NRS 92A.250.

Immediately prior to the Reorganization, the Company was a direct and wholly owned subsidiary of Interactive Leisure Systems, Inc. and Business Solutions Merger Sub, Inc. was a direct and wholly owned subsidiary of the Company.

As disclosed in our 8-K filed on March 26, 2021, the above mentioned Reorganization was legally effective as of March 31, 2021.

Each share of Predecessor’s common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Successor common stock. The control shareholder of the Predecessor, Flint Consulting Services, LLC, (“Flint”) a Wyoming limited liability company became the same control shareholder of the Successor. Jeffrey DeNunzio, as sole member of Flint is deemed to be the indirect and beneficial holder of 405,516,868 shares of Common Stock and 1,000,000 shares of Series A Preferred Stock of the Company representing approximately 93.70% voting control of the Company. Paul Moody, our sole officer/director is the same officer/director of the Predecessor. There are no other shareholders or any officer/director holding at least 5% of the outstanding voting shares of the Company. Due to the 93.7% voting control, the Series A Preferred shares were valued at $.10 per share when issued.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001 at April 30, 2021 and with a par value of $.001 at July 31, 202 . There were 500,000,000 shares of common stock issued and outstanding as of April 30, 2021 and 1,000,000 shares issued and outstanding as of July 31, 2020.

On February 9, 2021, the Company filed, with the Secretary of State of Nevada, (“NSOS”) Restated Articles of Incorporation which amended the Company’s par value and authorized common stock. .. After the amendment, total authorized shares were 700,000,000, 500,000,000 common shares and 200,000,000 preferred shares, both with a par value of $.0001.

On August 30, 2019, 1,000,000 common shares were issued to Flint Consulting Services for development of the Company’s business plan.

On March 3, 2021, 1,000,000 common shares of the Company held and owned by Flint Consulting Services, LLC were cancelled and returned to the treasury of the Company. This action resulted in no shares issued and outstanding. On March 4, 2021, Business Solutions Plus, Inc., (the “Company” or “Successor”) announced on Form 8-K plans to participate in a holding company reorganization (“the Reorganization” or “Merger”) with InterActive Leisure Systems, Inc. (“IALS” or “Predecessor”), the Company and Business Solutions Merger Sub, Inc. (“Merger Sub”), collectively (the “Constituent Corporations”) pursuant to NRS 92A.180, NRS A.200, NRS 92A.230 and NRS 92A.250.

Immediately prior to the Reorganization, the Company was a direct and wholly owned subsidiary of Interactive Leisure Systems, Inc. and Business Solutions Merger Sub, Inc. was a direct and wholly owned subsidiary of the Company.

As disclosed in our 8-K filed on March 26, 2021, the above mentioned Reorganization was legally effective as of March 31, 2021.

Each share of Predecessor’s common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Successor common stock. The control shareholder of the Predecessor, Flint Consulting Services, LLC, (“Flint”) a Wyoming limited liability company became the same control shareholder of the Successor. Jeffrey DeNunzio, as sole member of Flint is deemed to be the indirect and beneficial holder of 405,516,868 shares of Common Stock and 1,000,000 shares of Series A Preferred Stock of the Company representing approximately 93.70% voting control of the Company. Paul Moody, our sole officer/director is the same officer/director of the Predecessor. There are no other shareholders or any officer/director holding at least 5% of the outstanding voting shares of the Company

Additional Paid-In Capital

The Company’s sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $2,625 during the period ended April 30, 2021. Related party, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $6,500 during the period ended April 30, 2021.

The $9,125 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

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

Note 9 – Subsequent Events

Subsequent to April 30, 2021, former sole director, Paul Moody, paid expenses on behalf of the Company totaling $1,388. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

On May 4, 2021, the Company entered into a Share Purchase Agreement (the “Agreement”) by and among Flint Consulting Services, LLC, a Wyoming Limited Liability Company (“FLINT”), and White Knight Co., Ltd., a Japan Company (“WKC”), pursuant to which, on May 7, 2021, (“Closing Date”) , FLINT sold 405,516,868 shares of the Company’s Restricted Common Stock and 1,000,000 Shares of Series A Preferred Stock, representing approximately 93.70% voting control of the Company. WKC paid consideration of three hundred twenty-five thousand dollars ($325,000) (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with WKC becoming the Company’s largest controlling stockholder.

The sole shareholder of White Knight Co., Ltd., a Japanese Company, is Koichi Ishizuka.

On the Closing Date, Mr. Paul Moody resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer. In addition, Mr. Moody resigned as Director on the Closing Date and his resignation is to be effective upon the 10th day after the mailing of the Company’s information statement on Schedule 14f-1 to the Company’s stockholders. On the Closing Date, Mr. Koichi Ishizuka was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

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

On March 3, 2021, Business Solutions Plus, Inc. (the “Company” or “Successor”) transmuted its business plan from that of a blank check shell company to forming a holding company that is a business combination related shell company. The reason for the change being that our sole director desires to complete a holding company reorganization (“Reorganization”) pursuant to NRS 92A.180, NRS A.200, NRS 92A.230 and NRS 92A.250. The constituent corporations in the Reorganization will be InterActive Leisure Systems, Inc. (“IALS” or “Predecessor”), the Company and Business Solutions Merger Sub, Inc. (“Merger Sub”). Our director is the sole director/officer of each constituent corporation in the anticipated Reorganization. In preparation of the Reorganization, our sole and controlling shareholder, Flint Consulting Services, LLC as of date first written above cancelled and returned to the Company’s treasury all issued and outstanding common shares of the Company held and owned by it. The Company issued 1,000 common shares of its common stock to Predecessor and Merger Sub issued 1,000 shares of its common stock to the Company prior to the Reorganization. Immediately prior to the merger, the Company was a wholly owned direct subsidiary of IALS and Merger Sub was a wholly owned and direct subsidiary of the Company.

On March 22, 2021, the company filed articles of merger with the Nevada Secretary of State. The merger became effective on March 31, 2021 at 4:00 PM EST(“Effective Time”). At the Effective Time, Predecessor merged with and into Merger Sub (the “Merger), and Predecessor was the surviving corporation. Each share of Predecessor common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Successor common stock.

In addition, the new ticker symbol “BSPI” was announced April 14, 2021 on the Financial Industry Regulatory Authority’s daily list with a market effective date of April 15, 2021. The Company received a new CUSIP Number 12330M107.

As of April 30, 2021, the Company had not yet commenced any operations.

On May 4, 2021, the Company entered into a Share Purchase Agreement (the “Agreement”) by and among Flint Consulting Services, LLC, a Wyoming Limited Liability Company (“FLINT”), and White Knight Co., Ltd., a Japan Company (“WKC”), pursuant to which, on May 7, 2021, (“Closing Date”) , FLINT sold 405,516,868 shares of the Company’s Restricted Common Stock and 1,000,000 Shares of Series A Preferred Stock, representing approximately 93.70% voting control of the Company. WKC paid consideration of three hundred twenty-five thousand dollars ($325,000) (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with WKC becoming the Company’s largest controlling stockholder.

The sole shareholder of White Knight Co., Ltd., a Japanese Company, is Koichi Ishizuka.

On the Closing Date, Mr. Paul Moody resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer. In addition, Mr. Moody resigned as Director on the Closing Date and his resignation is to be effective upon the 10th day after the mailing of the Company’s information statement on Schedule 14f-1 to the Company’s stockholders. On the Closing Date, Mr. Koichi Ishizuka was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

The Company has elected July 31st as its year end.

Liquidity and Capital Resources

Our cash balance is $0 as of April 30, 2021. We have been utilizing funds from our former Chief Executive Officer, Paul Moody, and may, in the future, utilize funds from Koichi Ishizuka, our current Chief Executive Officer.

Mr. Ishizuka has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we may require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Revenues

The company has generated no revenue to date, as the company is currently a business combination related shell company.

Net Income

We recorded net loss of $102,425 and $111,225 for the three and nine months ended April 30, 2021, respectively. We recorded a net income of $0 for the three months ended April 30, 2020 and a net loss of $2,074 for the period from August 30, 2019 to April 30, 2020.

Cash flow

For the nine months ended April 30, 2021, we had negative cash flows from operating activities in the amount of $9,125.

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

As of April 30, 2021, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended April 30, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended April 30, 2021 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on December 28, 2020, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Business Solutions Plus, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

President and Chief Executive Officer

Dated: June 21, 2021