Form 10-K
period 2021-07-31
WB Burgers Asia, Inc.
filed 2021-11-03
CIK 1787412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED July 31, 2021

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56233

WB Burgers Asia, INC.

(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3F K’s Minamiaoyama 6-6-20 Minamiaoyama, Minato-ku, Tokyo 107-0062, Japan	107-0062
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes  [X] No

As of January 31, 2021, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $0.

As of November 3, 2021, there were 1,012,706,797 shares of the Registrant’s Common Stock and 1,000,000 shares of the Registrant’s Series A Preferred Stock issued and outstanding.

WB Burgers Asia, INC.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Current Report on Form 10-K contains forward-looking statements which involve risks and uncertainties, principally in the sections entitled “Business”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. All statements other than statements of historical fact contained in this Current Report on Form 10-K, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, or “should”, or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may appear in this Current Report on Form 10-K, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements to vary. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as expressly required by law.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Current Report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Current Report on Form 10-K to conform our statements to actual results or changed expectations.

All dollar amounts used throughout this Report are in US Dollars, unless otherwise stated. All amounts in Japanese Yen used throughout this Report are preceded by JPY, for example JPY 500, is referring to 500 Japanese Yen.

PART I

Item 1. Business

Corporate History

We were originally incorporated in the state of Nevada on August 30, 2019, under the name Business Solutions Plus, Inc.

On August 30, 2019, Paul Moody was appointed Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

On February 9, 2021, the Company filed, with the Secretary of State of Nevada (“NSOS”), Restated Articles of Incorporation.

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

As disclosed in our 8-K filed on March 26, 2021, the above-mentioned Reorganization was legally effective as of March 31, 2021.

Each share of Predecessor’s common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Successor common stock. The control shareholder, (at the time) of the Predecessor, Flint Consulting Services, LLC, (“Flint”) a Wyoming limited liability company became the same control shareholder of the Successor. Jeffrey DeNunzio, as sole member of Flint is (was) deemed to be the indirect and beneficial holder of 405,516,868 shares of Common Stock and 1,000,000 shares of Series A Preferred Stock of the Company representing approximately 93.70% voting control of the Company. Paul Moody, (our now former sole officer/director), was the same officer/director of the Predecessor. There are/were no other shareholders or any officer/director holding at least 5% of the outstanding voting shares of the Company.

Immediately prior to the Effective Time, and under the respective articles of incorporation of Predecessor and Successor, the Successor Capital Stock had the same designations, rights, and powers and preferences, and the qualifications, limitations, and restrictions thereof, as the Predecessor Capital Stock which was automatically converted pursuant to the reorganization.

Immediately prior to the Effective Time, the articles of incorporation and bylaws of Successor, as the holding company, contain provisions identical to the Articles of Incorporation and Bylaws of Predecessor immediately prior to the merger, other than as permitted by NRS 92A.200.

Immediately prior to the Effective Time, the articles of incorporation of Predecessor stated that any act or transaction by or involving the Predecessor, other than the election or removal of directors of the Predecessor, that requires for its adoption under the NRS or the Articles of Incorporation of Predecessor the approval of the stockholders of the Predecessor, shall require in addition the approval of the stockholders of Successor (or any successor thereto by merger), by the same vote as is required by the articles of Incorporation and/or the bylaws of the Predecessor.

Immediately prior to the Effective Time, the articles of incorporation and bylaws of Successor and Merger Sub were identical to the articles of incorporation and bylaws of Predecessor immediately prior to the merger, other than as permitted by NRS 92A.200;

The Boards of Directors of Predecessor, Successor, and Merger Sub approved the Reorganization, shareholder approval not being required pursuant to NRS 92A.180;

The Reorganization constituted a tax-free organization pursuant to Section 368(a)(1) of the Internal Revenue Code;

Successor common stock traded in the OTC Markets under the Predecessor ticker symbol “IALS” under which the common stock of Predecessor previously listed and traded until the new ticker symbol “BSPI” was announced April 14, 2021, on the Financial Industry Regulatory Authority’s daily list with a market effective date of April 15, 2021. The CUSIP Number 45841W107 for IALS’s common stock was suspended upon market effectiveness. The Company received a new CUSIP Number 12330M107.

After completion of the Holding Company Reorganization, the Company cancelled all of its stock held in Predecessor resulting in the Company as a stand-alone and separate entity with no subsidiaries, no assets and negligible liabilities. The Company abandoned the business plan of its Predecessor and resumed its former business plan of a blank check company after completion of the Merger.

On May 4, 2021, Business Solutions Plus, Inc., a Nevada Corporation (the “Company”), entered into a Share Purchase Agreement (the “Agreement”) by and among Flint Consulting Services, LLC, a Wyoming Limited Liability Company (“FLINT”), and White Knight Co., Ltd., a Japan Company (“WKC”), pursuant to which, on May 7, 2021, (“Closing Date”) , FLINT sold 405,516,868 shares of the Company’s Restricted Common Stock and 1,000,000 Shares of Series A Preferred Stock, representing approximately 93.70% voting control of the Company. WKC paid consideration of three hundred twenty-five thousand dollars ($325,000) (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with WKC becoming the Company’s largest controlling stockholder.

The sole shareholder of White Knight Co., Ltd., a Japanese Company, is Koichi Ishizuka.

On May 7, 2021, Mr. Paul Moody resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

On May 7, 2021, Mr. Koichi Ishizuka was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

A Certificate of Amendment to change our name, from Business Solutions Plus, Inc., to WB Burgers Asia, Inc. was filed with the Nevada Secretary of State on June 18, 2021, with a legal effective date of July 2, 2021. The name change to WB Burgers Asia, Inc., as well as a change of our ticker symbol from BSPI to WBBA, was announced by FINRA, via their “daily list”, on July 7, 2021, with a market effective date of both on July 8, 2021. The new CUSIP number associated with our common stock, as of the market effective date of July 8, 2021, is 94684P100.

On July 1, 2021, we filed an amendment to our Articles of Incorporation with the Nevada Secretary of State, resulting in an increase to our authorized shares of common stock from 500,000,000 to 1,500,000,000.

Subsequent to the above action, on or about July 1, 2021, we sold 9,090,909 shares of restricted common stock to SJ Capital Co., Ltd., a Japanese Company, at a price of $0.20 per share of common stock. The total subscription amount paid by SJ Capital Co., Ltd. was approximately $1,818,181.80 or approximately 200,000,000 Japanese Yen.

SJ Capital Co., Ltd., is owned and controlled by Senju Pharmaceutical Co., Ltd., a Japanese Company.

Mr. Takeshi Sugisawa, the President of SJ Capital Co., Ltd., authorized the above transaction on behalf of SJ Capital Co., Ltd. Both SJ Capital Co., Ltd., and Senju Pharmaceutical Co., Ltd. are considered non-related parties to the Company.

The proceeds from the above sale of shares are to be used by the Company for working capital.

On August 24, 2021, we sold 1,363,636 shares of restricted common stock to Yasuhiko Miyazaki, a Japanese Citizen, at a price of $0.20 per share of common stock. The total subscription amount paid by Yasuhiko Miyazaki was approximately $272,727 or approximately 30,000,000 Japanese Yen. Mr. Yasuhiko Miyazaki is not a related party to the Company. The proceeds from the above sale of shares are to be used by the Company for working capital.

In regards to all of the above transactions, the Company claims an exemption from registration afforded by Section Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above sales/issuances of the stock since the sales/issuances of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

On August 30, 2021, our largest controlling shareholder, White Knight Co., Ltd., a Japanese Company, owned and controlled by our sole officer and Director, Koichi Ishizuka, sold a total of 353,181,818 shares of restricted common stock of the Company to the following parties in the respective quantities:

Name of Purchaser	Common Shares Purchased	Price Paid Per Share	Total Amount Paid ($)
Koichi Ishizuka	101,363,636	$0.0001	10,136.00
Rei Ishizuka [1]	50,000,000	$0.0001	5,000.00
Kiyoshi Noda	100,909,091	$0.0001	10,091.00
Yuma Muranushi	100,909,091	$0.0001	10,091.00

1 Rei Ishizuka is the wife of our sole officer and Director, Mr. Koichi Ishizuka.

In regards to all of the above transactions White Knight Co., Ltd. claims an exemption from registration afforded by Section Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

On September 14, 2021, we entered into an “Acquisition Agreement” with White Knight Co., Ltd., a Japan Company, whereas we issued 500,000,000 shares of restricted common stock to White Knight Co., Ltd., in exchange for 100% of the equity interests of WB Burgers Japan Co., Ltd., a Japan Company. Pursuant to the agreement, on October 1, 2021, White Knight Co., Ltd. agrees to, and has since forgiven any outstanding loans with WB Burgers Japan Co., Ltd. as of October 1, 2021. Following this transaction, WB Burgers Japan Co., Ltd. became our wholly owned subsidiary which we now operate through.

In regards to the above transaction, the Company claims an exemption from registration afforded by Section Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above sales/issuances of the stock since the sales/issuances of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

The aforementioned Acquisition Agreement is attached as Exhibit 10.1 to our Form 8-K filed with the Securities and Exchange Commission on September 14, 2021. All references to the Acquisition Agreement are qualified, in their entirety, by the text of such exhibit.

White Knight Co., Ltd., is owned entirely by our sole officer and Director, Koichi Ishizuka. White Knight Co., Ltd. is our largest controlling shareholder.

WB Burgers Japan Co., Ltd., referred to herein as “WBJ”, which we now operate through and share the same business plan of, holds the rights to the “Master Franchise Agreement” with Jakes’ Franchising LLC, a Delaware Limited Liability Company, as it pertains to the establishment and operation of Wayback Burger Restaurants within the country of Japan.

The Master Franchise Agreement provides WBJ the right to establish and operate Wayback Burgers restaurants in the country of Japan, and also license affiliated and unaffiliated third parties (“Franchisees”) to establish and operate Wayback Burgers restaurants in the Country of Japan. The Master Franchise Agreement, amongst other things, also provides WBJ the right of first refusal to enter into a subsequent Master Franchise Agreement with Jake’s Franchising, LLC to establish and operate Wayback Burgers restaurants in the Countries of Indonesia, Malaysia (Eastern Malaysia only, Western Malaysia if it becomes available as it is currently licensed to another party), the Philippines, Vietnam, China, India, Korea, Thailand, Singapore, and Taiwan.

WB Burgers Japan Co., Ltd. seeks to make “Wayback Burgers” a nationally recognized brand, if not a household name, within the country of Japan through the promotion and opening of various Wayback Burgers Restaurants. Currently, it is negotiating a lease space with Arai Co., Ltd., a Japanese realty group for the lease of a space it hopes to make its first Wayback Burgers location in the country of Japan. Our current, and future plans are detailed in more specificity below beginning on page 6.

Following the acquisition of our now wholly owned subsidiary, WB Burgers Japan Co., Ltd., on September 14, 2021, we ceased to be a shell company. Immediately upon our acquisition of WB Burgers Japan Co., Ltd. we adopted the same business plan as WB Burgers Japan Co., Ltd.

On October 22, 2021, we sold 2,252,252 shares of restricted common stock to Shokafulin LLP, a Japan Company, which is controlled by Takuya Watanabe, a Japanese Citizen, at a price of $0.20 per share of common stock. The total subscription amount paid by Shokafulin LLP was approximately $450,450 or approximately 50,000,000 Japanese Yen. Shokafulin LLP and Mr. Watanabe are not related parties to the Company.

The aforementioned sale of shares was conducted pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). The sale of shares was made only to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Japanese Food-Service Market

The Japanese Food-Service Market is Segmented by Type (Full-service Restaurants, Quick Service Restaurants, Cafes, Bars, 100% Home Delivery Restaurants, Street Stalls and Kiosks) and Structure (Independent Consumer Food Service and Chained Consumer Food Service). We believe Japanese consumers, in general, tend to be highly demanding, putting great emphasis on quality and branding and are willing to spend more resources on value-added products.

The Japanese food service market was valued at USD 142.84 billion in 2020, and it is projected to witness a CAGR of 0.84% during the forecast period, 2021 - 2026. The coronavirus pandemic has made short-term projections hard to predict, with sales in March 2020 down almost 40% for some food companies. Japanese food service operators, which rely on lunch and dinner demand from business workers, are also suffering as more companies have employees working from home at the government’s request.

According to a report released by TableCheck Inc., the percentage of reservations (dining reservations) being canceled increased about 3.6 times before the pandemic for groups of 10 or more. A French restaurant and bar named Scene near Hachioji Station on the Keio Line, earlier in June 2020, launched take-out and delivery services which we believe many others will begin offering if not already, due in part to the changing attitudes of dining out as a result of the ongoing pandemic. We believe take-out and delivery services, along with menu options that are quick to prepare, increasing in consumer demand.

The variety of restaurants and menu items available in the Japanese food service industry continues to expand in the country, as Japanese consumers are interested in trying a new and vast variety of cuisines, which are available at their convenience in Japan. Food from Europe, Asia, Australia, and the Americas are becoming increasingly popular, partly due to a large number of Japanese traveling abroad every year.

The Japanese food service market is highly competitive, with a major market share held by prominent companies, such as McDonald’s Corporation, Yum! Brands Inc., Zensho Holdings Co. Ltd, Skylark Group, MOS Food Services Inc., and Yoshinoya Holdings Co. Ltd. Zensho Holdings Co. Ltd, with the largest market share of 2.76% in 2020, emerging as the market leader, and Skylark Group holding the second-largest share with 1.66%.

Currently, in the Japanese market, hamburgers and related fast-food options have been prevalent, with high-end gourmet hamburgers being in the most expensive category consisting usually of single restaurant locations, followed by lesser expensive hamburger options via chain restaurants such as Shake Shack and MOS Premiums. The size of the current market for hamburgers in Japan is approximately $6.6 Billion (2020), and has been steadily increasing ever since 2015. It is also projected to grow by approximately 5% over the next few years. Hamburgers are considered to be one of the few food categories that were not affected by COVID-19 in Japan and were able to take advantage of home deliveries and to-go orders during the pandemic. (Source: Fuji Keizai Group 2020.)

Business Information

Master Franchise Agreement and Related Information

On September 14, 2021, we acquired 100% of the equity interest of WB Burgers Japan Co., Ltd., a Japan Company. Following the acquisition, we ceased to be a shell company and adopted the same business plan as that of our now wholly owned subsidiary, WB Burgers Japan Co., Ltd. Within this section, all references to “the Company”, “WB Burgers”, and or WBBA refer to WB Burgers Asia, Inc. and WB Burgers Japan Co., Ltd. as one collective party.

WBBA holds the rights to the “Master Franchise Agreement” with Jakes’ Franchising LLC, a Delaware Limited Liability Company, as it pertains to the establishment and operation of Wayback Burger Restaurants within the country of Japan.

The Master Franchise Agreement provides WBBA the right to establish and operate Wayback Burgers restaurants in the country of Japan, and also license affiliated and unaffiliated third parties (“Franchisees”) to establish and operate Wayback Burgers restaurants in the Country of Japan. The Master Franchise Agreement, amongst other things, also provides WBBA the right of first refusal to enter into a subsequent Master Franchise Agreement with Jake’s Franchising, LLC to establish and operate Wayback Burgers restaurants in the Countries of Indonesia, Malaysia (Eastern Malaysia only, Western Malaysia if it becomes available as it is currently licensed to another party), the Philippines, Vietnam, China, India, Korea, Thailand, Singapore, and Taiwan.

WBBA seeks to make “Wayback Burgers” a nationally recognized brand, if not a household name, within the country of Japan through the promotion and opening of various Wayback Burgers Restaurants.

Background

The first Wayback Burgers, previously known as Jake’s Wayback Burgers, began with a single location in Newark, Delaware approximately thirty years ago in 1991, offering a combination of burgers, hot dogs, fries, milkshakes, and other similar menu options. Since then, it has reached a global scale with a presence in the US, Europe, Africa, and Asia with hundreds of corporate owned restaurants and over five hundred franchise locations worldwide offering much of the same comfort items many have grown accustomed to, with the addition of a few menu items specifically geared toward the pallets of those in various demographics.

The products we seek to offer in our anticipated location(s), and those we seek to franchise to within Japan, will also offer many of the same product offerings many are accustomed to elsewhere such as hamburgers, hot dogs chicken sandwiches, hand-dipped milkshakes, various side dishes, fresh salad, kid’s meals, refreshing drinks and alcoholic beverages. We intend to source our ingredients in any of our future location(s) from highly regarded local Japanese suppliers in order to satisfy the food quality standards as set by Wayback Burgers Inc., within the United States.

Our First Location

Currently, we are negotiating a lease space with Arai Co., Ltd., a Japanese realty group for the lease of a space we hope to make our first Wayback Burgers location in the country of Japan. Negotiations are ongoing, but we are presently nearing a finalized agreement pending a few minor alterations. The property is located in the popular shopping plaza of Omotesando located in the Tokyo prefecture. We believe the high volume of foot traffic and shopping will yield a large group of patrons seeking to try our product offerings. Currently, we have inspected the property in detail and are in discussions with the local fire department as to what is needed to bring the space up to code in respect to a restaurant that can house upwards of several hundred patrons at a time. We are also in discussions with Arai Co., Ltd. regarding what measures need to be taken to create handicap accessible areas and to improve upon existing structures that had been put in place by the previous tenant.

We are also in the midst of conversations with the adjacent apartment complex as it pertains to volume restrictions and patrons dining outside during nighttime hours. Currently, the adjacent apartment complex has tentatively agreed to allow guests of our proposed restaurant to dine outside through 9:30pm however, we’d prefer it be 10:00pm. These and many other factors are in flux, and the fact they are in flux is the reason we have not yet signed the lease with Arai Co., Ltd. although, we do anticipate hashing out such details and moving forward within the next month. If, we are not able to secure this particular space, we will seek out a comparable space, also in what we believe to be a high traffic area in Tokyo.

Below is a photograph of the space we seek to lease from Arai Co., Ltd. (second floor). Logos and branding of neighboring business have been blurred out in the below image.

Once we are able to secure and sign a lease for our initial restaurant space, we seek to open within a few months thereafter once we are able to hire qualified staff. Currently, we have already vetted out and pre-emptively hired various employees such as line cooks and other workers for when we do open our first location. We believe we will need to hire approximately 11 employees to efficiently operate our first restaurant location. Our personnel plan calls for a minimum of one store manager, licensed to cook, with the ability to manage between eight to ten employees. We will require that our store manager has the requisite training and skillset to take spearhead breakfast and dinner menu creation, as well as procurement and cost vs profit calculations. The eight to ten employees will be a combination of full-time and part-time employees who will operate our flagship store between the hours of 7:00 am to 11:00 pm. Specialized training for our staff will include, but not strictly be limited to, food preparation, cooking, POS (point of sale) operations, sanitation, etc.

Marketing Strategy

In order to grow an initial customer base, from which we intend to launch future expansion efforts, our marketing strategy begins with the physical location of our flagship restaurant. Our plan, at present, is to select a suitable location in an area of Omotesando with high foot-traffic that can serve to attract not only customers, but also future franchisee prospects throughout Japan. For future franchisee locations, we intend to identify areas where competitors are not already located, such as road-side in the outskirts of major cities, and open our restaurants in these areas.

However, we do not intend to rely solely on physical location in order to attract customers, we also are in the development stages of a robust marketing stratagem comprised, in part, of SNS (social networking service) marketing through collaboration with influencers and celebrities, magazine advertisements, and expansive television and media appearances. The specifics of these marketing initiatives are in the planning stages and have not yet been determined in sufficient detail to disclose in their entirety.

Wayback Burgers in Japan intends to position itself as a newly entered and authentic American hamburger brand, comparable to our competitor Shack Shake, while contrasting ourselves through offering higher quality foods at comparable price points. We plan to achieve this by focusing on the ingredients, such as the option of vegetables in our hamburgers, the increased diameter of our meat patties, and the overall volume of our menu items. Additionally, we intend to offer original Japanese breakfast and dinner menu options, as well as forming a special collaboration focused on all-plant based alternative foods with Next Meats, Co., Ltd., a Japanese alternative meat company.

Expansion Plans

We have forecasted our expansion plans, as depicted in the image above, over the next few years. However, when our operations commence, we may find that our plans may be materially altered, expanded, or curtailed as dictated by market forces at the time. As such, our expansion plans should be read as a framework for our future goals, but not a guarantee that we will carry out any or all such operations in the indicated timeline.

At present our expansion plans are as follows:

- We are currently in the midst of negotiating a lease agreement for our fist location, currently planned for Omotesando which will be within shopping range of Aoyama and Hajajuku. During this period of time we are also seeking to hire the necessary staff (approximately 11 employees) to manage and operate our flagship location.

- We anticipate that hiring will continue into November, during which time training of staff will remain ongoing and the flagship location will continue to prepare for its forthcoming grand opening.

 - In mid-December we aim to open our first flagship restaurant location in Omotesando, Tokyo.

 - Over the course of 2022, we are aiming to open five Wayback Burgers restaurants throughout Japan, with one of these restaurants directly managed by us while the remaining four would ideally be franchise locations. This number may increase or decrease depending on the results of our operations.-

- Additionally, during 2022, we intend to execute another master franchise agreement in Asia for the right to open Wayback Burgers restaurants in another Asian country or territory. We have not yet identified which country or territory we will seek to acquire these rights for first. As noted previously, we have the right of first refusal to enter into a subsequent Master Franchise Agreement with Jake’s Franchising, LLC to establish and operate Wayback Burgers restaurants in the Countries of Indonesia, Malaysia (Eastern Malaysia only, Western Malaysia if it becomes available as it is currently licensed to another party), the Philippines, Vietnam, China, India, Korea, Thailand, Singapore, and Taiwan.

- By the year 2023, we intend for there to be ten Wayback Burgers Franchise locations open throughout Japan. We also intend, during 2023, to execute two additional Master Franchise Agreements in Asia to establish and operate Wayback Burgers restaurant locations in additional Asian countries or territories.

Partnerships

The company believes partnerships are a vital means to expansion and that partnerships with other food institutions or distributors may allow the Company to provide menu items that might appeal to a larger demographic within the Japanese market.

Our current officer and Director, Koichi Ishizuka has existing ties and relationships with Next Meats Co., Ltd. a Japanese alternative meat company, that produces and sells lab grown and meat alternatives to consumers. Additionally, we may explore the possibility of entering into an agreement with Dr. Foods, Inc., a company in the “alternative meat” industry which has common management with the Company. It is the Company’s goal that it will be able to integrate such alternative meat options into its menu, and potentially create customized menu options as provided by Next Meats Co., Ltd. Menu alterations are subject to approval by Jake’s Franchising, LLC. It is the belief of the management that such offerings can gain a larger market share in the country of Japan allowing for greater growth potential. Of course, this is speculative and such plans may not materialize. It is also possible that if such plans do materialize, they may not result in the expected level of growth the Company forecasts as a result of the partnership or partnerships it enters into.

It should be noted that Koichi ishizuka has an equity interest in Next Meats Co., Ltd. He also currently serves as Chief Financial Officer of Next Meats Holdings, Inc., a Nevada Company, that has entered into an agreement to acquire Next Meats Co., Ltd. pending various conditions be met.

Government Regulations

The below does not extensively detail every single law and regulation to which the Company may be subject to, but rather provides an overview of the kind of food safety standards to which our restaurant(s) will be held.

The main law that governs food quality and integrity in Japan is the Food Sanitation Act ("FSA") and the law that comprehensively governs food labelling regulation is the Food Labelling Act.

The FSA regulates food quality and integrity by:

- Establishing standards and specifications for food, additives, apparatus, and food containers and packaging;

- Providing for inspection to see whether the established standards are met;

- Providing for hygiene management in the manufacture and sale of food; and

- Requiring food businesses to be licensed.

Under the FSA, additives and foods containing additives must not be sold, or be produced, imported, processed, used, stored, or displayed for marketing purposes unless the Minister of Health, Labour and Welfare ("MHLW") has declared them as having no risk to human health after seeking the views of the Pharmaceutical Affairs and Food Sanitation Council ("PAFSC"). In addition, it is not permissible to add any processing aids, vitamins, minerals, novel foods or nutritive substances to food unless they have been expressly declared by the MHLW as having no risk to human health.

The MHLW may establish specifications for methods of producing, processing, using, cooking, or preserving food or additives to be served to the public for marketing purposes ("Specifications"), or may establish standards for food ingredients or additives to be served to the public for marketing purposes ("Standards") pursuant to the FSA. Accordingly, where substances are allowed to be added to food, they may only be used within the limits expressly set by the Specifications and Standards.

Employees

Currently, we, “WB Burgers Asia, Inc.”, have only one employee, our sole officer and Director Koichi Ishizuka, who is not compensated at present for his services. Our now wholly subsidiary, WB Burgers Japan Co., Ltd. has two officers, Koichi Ishizuka, Chief Executive Officer, and Mitsuru Anthony, Chief Operating Officer. The biographical information for Mr. Koichi Ishizuka is detailed herein on page 12 and the biographical information for Mr. Mitsuru Anthony is directly below:

Mitsuru Anthony Ueno

Mitsuru Anthony Ueno, age 47, graduated from UCLA in 2000 with a BA in Italian and Special Fields. In 2010, he obtained his MAFED (Master in Fashion, Experience & Design) from SDA Bocconi School of Management in Milan, Italy. Mr. Ueno is an international marketing, branding and cross border business management specialist and has nearly 20 years of foreign study and working experience. In 2017, Mr. Ueno founded, and remains the owner of, Artigiappone, a Japanese Company offering a handmade bespoke suit brand. Also in 2017, he became an Executive Producer at Photozou Co., Ltd. (Japan), a Company operating an online photo sharing website. In 2019, he became Chief Executive Officer of Forcellon Holding, Inc. Pte. Ltd., a Singapore Company providing international business management and consulting services.

Aside from the two officers of WB Burgers Japan Co., Ltd., the Company has also hired five staff members, out of the anticipated eleven that will be required, to operate our flagship restaurant location. WB Burgers Japan Co., Ltd. has recently hired a chef, on October 1, 2021, who will manage the flagship location. We require that our store manager and Chef has the requisite training and skillset to take spearhead breakfast and dinner menu creation, as well as procurement and cost vs profit calculations. The eight to ten employees will be a combination of full-time and part-time employees who will operate our flagship store between the hours of 7:00 am to 11:00 pm. Specialized training for our staff will include, but not strictly be limited to, food preparation, cooking, POS (point of sale) operations, sanitation, etc.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At present, we neither rent nor own any properties. We utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

Item 3. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Pink under the symbol “WBBA” There is currently a limited trading market in the Company’s shares of common stock.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
July 31, 2021	$0.799	$0.18
April 30, 2021 [1]	$0.475	$0.20

1 We were a party to a corporate reorganization, legally effective as of March 31, 2021. Information regarding this reorganization is detailed herein on page 4. Prior to this reorganization, we have no information to report pursuant to the above table. The quarter ending April 30, 2021, only includes data stemming back to March 31, 2021.

Holders

As of the date of this current report on Form 8-K, we have 1,012,706,797 shares of common stock, $0.0001 par value, issued and outstanding and 1,000,000 shares of Series A preferred stock, $0.0001 par value, issued and outstanding. Every one share of Series A Preferred Stock has voting rights equal to 1,000 shares of Common Stock.

As of the date of this report, we also have approximately 211 shareholders of record. This is inclusive of Cede and Co., which is deemed to be one shareholder of record. For further clarification, Cede & Co. is currently defined by the “NASDAQ”, as “a Nominee name for The Depository Trust Company, a large clearing house that holds shares in its name for banks, brokers and institutions in order to expedite the sale and transfer of stock.”

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of our management to utilize all available funds for the development of our business.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

Not applicable.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On or about July 1, 2021, we sold 9,090,909 shares of restricted common stock to SJ Capital Co., Ltd., a Japanese Company, at a price of $0.20 per share of common stock. The total subscription amount paid by SJ Capital Co., Ltd. was approximately $1,818,181.80 or approximately 200,000,000 Japanese Yen.

SJ Capital Co., Ltd., is owned and controlled by Senju Pharmaceutical Co., Ltd., a Japanese Company.

Mr. Takeshi Sugisawa, the President of SJ Capital Co., Ltd., authorized the above transaction on behalf of SJ Capital Co., Ltd. Both SJ Capital Co., Ltd., and Senju Pharmaceutical Co., Ltd. are considered non-related parties to the Company.

The proceeds from the above sale of shares are to be used by the Company for working capital.

On August 24, 2021, we sold 1,363,636 shares of restricted common stock to Yasuhiko Miyazaki, a Japanese Citizen, at a price of $0.20 per share of common stock. The total subscription amount paid by Yasuhiko Miyazaki was approximately $272,727 or approximately 30,000,000 Japanese Yen. Mr. Yasuhiko Miyazaki is not a related party to the Company. The proceeds from the above sale of shares are to be used by the Company for working capital.

On September 14, 2021, we entered into an “Acquisition Agreement” with White Knight Co., Ltd., a Japan Company, whereas we issued 500,000,000 shares of restricted common stock to White Knight Co., Ltd., in exchange for 100% of the equity interests of WB Burgers Japan Co., Ltd., a Japan Company. Following this transaction, WB Burgers Japan Co., Ltd. became our wholly owned subsidiary which we now operate through.

In regards to all of the above transactions, the Company claims an exemption from registration afforded by Section Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above sales/issuances of the stock since the sales/issuances of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

The aforementioned Acquisition Agreement is attached as Exhibit 10.1 to our Form 8-K filed with the Securities and Exchange Commission on September 14, 2021. All references to the Acquisition Agreement are qualified, in their entirety, by the text of such exhibit.

White Knight Co., Ltd., is owned entirely by our sole officer and Director, Koichi Ishizuka. White Knight Co., Ltd. is our largest controlling shareholder.

On October 22, 2021, we sold 2,252,252 shares of restricted common stock to Shokafulin LLP, a Japan Company, which is controlled by Takuya Watanabe, a Japanese Citizen, at a price of $0.20 per share of common stock. The total subscription amount paid by Shokafulin LLP was approximately $450,450 or approximately 50,000,000 Japanese Yen. Shokafulin LLP and Mr. Watanabe are not related parties to the Company.

The aforementioned sale of shares was conducted pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). The sale of shares was made only to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Item 6. Selected Financial Data.

Not applicable because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the audited Financial Statements and notes thereto for the year ended July 31, 2021, included under Item 8 “Financial Statements and Supplementary Data” in this Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Report regarding forward-looking statements.

Liquidity and Capital Resources

As of July 31, 2021, and 2020, we had cash and cash equivalents in the amount of $1,818,192 and $0, respectively. The variance in our cash balance from July 31, 2020 to July 31, 2021 is the result of the Company having secured an investment during our 2021 fiscal year.

On or about July 1, 2021, we sold 9,090,909 shares of restricted common stock to SJ Capital Co., Ltd., a Japanese Company, at a price of $0.20 per share of common stock. The total subscription amount paid by SJ Capital Co., Ltd. was approximately $1,818,181.80 or approximately 200,000,000 Japanese Yen. SJ Capital Co., Ltd. is not a related party to the Company. The proceeds from the above sale of shares are to be used by the Company for working capital.

On August 24, 2021, we sold 1,363,636 shares of restricted common stock to Yasuhiko Miyazaki, a Japanese Citizen, at a price of $0.20 per share of common stock. The total subscription amount paid by Yasuhiko Miyazaki was approximately $272,727 or approximately 30,000,000 Japanese Yen. Mr. Yasuhiko Miyazaki is not a related party to the Company. The proceeds from the above sale of shares are to be used by the Company for working capital.

On October 22, 2021, we sold 2,252,252 shares of restricted common stock to Shokafulin LLP, a Japan Company, which is controlled by Takuya Watanabe, a Japanese Citizen, at a price of $0.20 per share of common stock. The total subscription amount paid by Shokafulin LLP was approximately $450,450 or approximately 50,000,000 Japanese Yen. Shokafulin LLP and Mr. Watanabe are not related parties to the Company.

The aforementioned sales of shares were conducted pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). The sale of shares was made only to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

As indicated above, subsequent to our fiscal year ended July 31, 2021, we have secured additional investments and believe that our current cash balance is sufficient to cover our ongoing operating costs given our current demands, however, in order to fully fulfill our business plan, we may require further funding. The exact amount of funding that we may need to fully implement our plan of operations going forward, has not yet been fully determined. We may seek to borrow funds as may be necessary from our management, however, there is no formal commitment, arrangement or legal obligation for management to advance or loan funds to the company.

Additional Paid-In Capital

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the Company totaling $6,400 during the year ended July 31, 2021. The Company’s former sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $4,013 during the year ended July 31, 2021. Former related party, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $6,500 during the year ended July 31, 2021.

The $16,913 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

The Company’s former sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $1,074 during the period ended July 31, 2020.

The $1,074 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Revenues

For the year ended July 31, 2021, and 2020, we generated no revenue. Prior to our acquisition of WB Burgers Japan Co., Ltd. we had yet to commence material operations.

Net Loss

We recorded a net loss of $126,113 and $2,074 for the year ended July 31, 2021, and 2020, respectively. The greater net loss for the year ended July 31, 2021, as opposed to the year ended July 30, 2020, is attributed to an increase in general and administrative expenses coupled with share-based compensation.

At this point in time we cannot forecast, with any level of specificity, if we will experience a net loss or income going forward, and if so to what extent, as it will depend in large part upon the progression of our developing business objectives.

Notable Events

On September 14, 2021, following our fiscal year ended July 31, 2021, we acquired 100% of the equity interest of WB Burgers Japan Co., Ltd., a Japan Company. Following the acquisition, we ceased to be a shell company and adopted the same business plan as that of our now wholly owned subsidiary, WB Burgers Japan Co., Ltd. Within this section, all references to “the Company”, “WB Burgers”, and or WBBA refer to WB Burgers Asia, Inc. and WB Burgers Japan Co., Ltd. as one collective party.

WBBA holds the rights to the “Master Franchise Agreement” with Jakes’ Franchising LLC, a Delaware Limited Liability Company, as it pertains to the establishment and operation of Wayback Burger Restaurants within the country of Japan.

The Master Franchise Agreement provides WBBA the right to establish and operate Wayback Burgers restaurants in the country of Japan, and also license affiliated and unaffiliated third parties (“Franchisees”) to establish and operate Wayback Burgers restaurants in the Country of Japan. The Master Franchise Agreement, amongst other things, also provides WBBA the right of first refusal to enter into a subsequent Master Franchise Agreement with Jake’s Franchising, LLC to establish and operate Wayback Burgers restaurants in the Countries of Indonesia, Malaysia (Eastern Malaysia only, Western Malaysia if it becomes available as it is currently licensed to another party), the Philippines, Vietnam, China, India, Korea, Thailand, Singapore, and Taiwan.

WBBA seeks to make “Wayback Burgers” a nationally recognized brand, if not a household name, within the country of Japan through the promotion and opening of various Wayback Burgers Restaurants.

Prior to our acquisition of WB Burgers Japan Co., Ltd. we had yet to commence material operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

On September 14, 2021, we entered into an “Acquisition Agreement” with White Knight Co., Ltd., a Japan Company, whereas we issued 500,000,000 shares of restricted common stock to White Knight Co., Ltd., in exchange for 100% of the equity interests of WB Burgers Japan Co., Ltd., a Japan Company. Following this transaction, WB Burgers Japan Co., Ltd. became our wholly owned subsidiary which we now operate through.

As of our most recent fiscal year end, July 31, 2021, we did not operate through or have any subsidiaries. Audited Financial information of our now wholly owned subsidiary, WB Burgers Japan Co., Ltd., which we acquired on September 14, 2021, is incorporated herein by reference to our Form 8-K, filed with the Securities and Exchange Commission on September 16, 2021.

WB Burgers Japan Co., Ltd. has a fiscal year end of May 31st whereas WB Burgers Asia, Inc., has a fiscal year end of July 31st.

Note: We have elected to include herein supplementary financial information for WB Burgers Japan Co., Ltd. as of July 31, 2021 (Unaudited).

  Index to Financial Statements - WB Burgers Asia, Inc.

(Audited)

Page

Report of Independent Registered Public Accounting Firm	F2

Financial Statements:

Balance Sheet	F3

Statement of Operations	F4

Statement of Changes in Stockholder (Deficit)	F5

Statement of Cash Flows	F6

Notes to Audited Financial Statements	F7 - F9

 Index to Financial Statements - WB Burgers Japan Co., Ltd.

(Unaudited)

Page

Balance Sheet	F10

Statement of Operations	F11

Statement of Changes in Stockholder (Deficit)	F12

Statement of Cash Flows	F13

Notes to Unaudited Financial Statements	F14

- F1 -

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of WB Burgers Asia, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of WB Burgers Asia, Inc. as of July 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

November 2, 2021

- F2 -

WB Burgers Asia, Inc.

Balance Sheet

(Audited)

	July 31, 2021	July 31, 2020

ASSETS

Current Assets

Cash and cash equivalents	$1,818,192	$-
TOTAL ASSETS	$1,818,192	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accrued expenses	9,250	-
Total Current Liabilities	9,250	-
TOTAL LIABILITIES	9,250	-

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 200,000,000 shares authorized; 1,000,000 and 0 issued and outstanding as of July 31, 2021 and July 31, 2020, respectively)	100	-
Common stock ($.0001 par value, 1,500,000,000 shares authorized, 509,090,909 shares at $.0001 par value and 1,000,000 shares at $.001 par value issued and outstanding as of July 31, 2021 and July 31, 2020, respectively)	50,909	1,000
Additional paid-in capital	1,886,170	1,074
Accumulated deficit	(128,237)	(2,074)
Total Stockholders’ Equity (Deficit)	1,808,942	-

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	1,818,192	-

The accompanying notes are an integral part of these audited financial statements.

- F3 -

WB Burgers Asia, Inc.

Statement of Operations

(Audited)

	For the Year Ended July 31, 2021	For the Period August 30, 2019 (Inception) to July 31, 2020

Operating expenses
Share based compensation	$100,000	$-
General and administrative expenses	26,163	$2,074
Total operating expenses	126,163	2,074
Net loss	$(126,163)	(2,074)
Basic and Diluted net loss per common share	$(0.00)	(0.00)
Weighted average number of common shares outstanding - Basic and Diluted	500,772,105	1,000,000

The accompanying notes are an integral part of these audited financial statements.

- F4 -

WB Burgers Asia, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period August 30, 2019 (Inception) to July 31, 2021

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, August 30, 2019	-	$-	-	$-	$-	$-	$-
Shares issued for services rendered to the Company	1,000,000	1,000	-	-	-	-	1,000
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	1,074	-	1,074
Net loss	-	-	-	-	-	(2,074)	(2,074)
Balances, July 31, 2020	1,000,000	$1,000	-	-	$1,074	$(2,074)	$-
Common shares returned to the Company	(1,000,000)	(1,000)	-	-	1,000	-	-
Common shares issued after reorganization	500,000,000	50,000	-	-	(50,000)	-	-
Series A preferred shares issued after reorganization	-	-	1,000,000	100	99,900	-	100,000
Common shares sold	9,090,909	909	-	-	1,817,283	-	1,818,192
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	16,913	-	16,913
Net loss	-	-	-	-	-	(126,163)	(126,163)
Balances, July 31, 2021	509,090,909	$50,909	1,000,000	$100	$1,886,170	$(128,237)	$1,808,942

The accompanying notes are an integral part of these audited financial statements.

- F5 -

WB Burgers Asia, Inc.

Statement of Cash Flows

(Audited)

	For the Year Ended July 31, 2021	For the Period August 30, 2019 (Inception) to July 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(126,163)	$(2,074)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued as compensation	-	1,000
Preferred stock issued as compensation	100,000	-
Changes in current assets and liabilities:
Accrued expenses	9,250	-
Net cash used in operating activities	(16,913)	(1,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares sold	1,818,192	-
Expenses contributed to capital	16,913	1,074
Net cash provided by financing activities	1,835,105	1,074
Net increase (decrease) in cash and cash equivalents	$1,818,192	$-
Beginning cash and cash equivalents balance	-	-
Ending cash and cash equivalents balance	$1,818,192	$-
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

- F6 -

WB Burgers Asia, Inc.

Notes to Audited Financial Statements

Note 1 - Organization and Description of Business

We were originally incorporated in the state of Nevada on August 30, 2019, under the name Business Solutions Plus, Inc.

On August 30, 2019, Paul Moody was appointed Chief Executive Officer, Chief Financial Officer, and Director of Business Solutions Plus, Inc.

On March 3, 2021, Business Solutions Plus, Inc. (the “Company” or “Successor”) transmuted its business plan from that of a blank check shell company to forming a holding company that is a business combination related shell company. The reason for the change being that our former sole director desired to complete a holding company reorganization (“Reorganization”) pursuant to NRS 92A.180, NRS A.200, NRS 92A.230 and NRS 92A.250. The constituent corporations in the Reorganization were InterActive Leisure Systems, Inc. (“IALS” or “Predecessor”), the Company and Business Solutions Merger Sub, Inc. (“Merger Sub”). Our former director was the sole director/officer of each constituent corporation in the Reorganization. In preparation of the Reorganization, our former sole and controlling shareholder, Flint Consulting Services, LLC cancelled and returned to the Company’s treasury all issued and outstanding common shares of the Company held and owned by it. The Company issued 1,000 common shares of its common stock to Predecessor and Merger Sub issued 1,000 shares of its common stock to the Company prior to the Reorganization. Immediately prior to the merger, the Company was a wholly owned direct subsidiary of IALS and Merger Sub was a wholly owned and direct subsidiary of the Company.

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

The sole shareholder of White Knight Co., Ltd., a Japanese Company, is Koichi Ishizuka.

On the Closing Date, Mr. Paul Moody resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer. In addition, Mr. Moody resigned as Director on the Closing Date. Also on the Closing Date, Mr. Koichi Ishizuka was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

On June 18, 2021, our majority shareholder, White Knight Co., Ltd., a Japan Company, and our sole Director Mr. Koichi Ishizuka, executed a resolution to ratify, affirm, and approve a name and ticker symbol change of the Company from Business Solutions Plus, Inc., to WB Burgers Asia, Inc. A Certificate of Amendment to change our name was filed with the Nevada Secretary of State with an effective date of July 2, 2021.

On July 1, 2021, we filed an amendment to our Articles of Incorporation with the Nevada Secretary of State, resulting in an increase to our authorized shares of common stock from 500,000,000 to 1,500,000,000.

On September 14, 2021 we entered into an “Acquisition Agreement” with White Knight Co., Ltd., a Japan Company, whereas we issued 500,000,000 shares of restricted common stock to White Knight Co., Ltd., in exchange for 100% of the equity interests of WB Burgers Japan Co., Ltd., a Japan Company. Pursuant to the agreement, on October 1, 2021, White Knight Co., Ltd. has agreed to, and has subsequently forgiven any outstanding loans with WB Burgers Japan Co., Ltd. as of October 1, 2021. Following this transaction, WB Burgers Japan Co., Ltd. became our wholly owned subsidiary which we now operate through.

In regards to the above transaction, the Company claims an exemption from registration afforded by Section Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above sales/issuances of the stock since the sales/issuances of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

The Company’s main office is located at 3F K’s Minamiaoyama  6-6-20 Minamiaoyama, Minato-ku, Tokyo

107-0062, Japan.

The Company has elected July 31st as its year end.

As of July 31, 2021, the Company had not yet commenced material operations. On September 14, 2021, we acquired 100% of the equity interest of WB Burgers Japan Co., Ltd., a Japan Company. Following the acquisition, we ceased to be a shell company and adopted the same business plan as that of our now wholly owned subsidiary, WB Burgers Japan Co., Ltd.

Note 2 - Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at July 31, 2021 and July 31, 2020 were $1,818,192 and $0, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at July 31, 2021 and July 31, 2020.

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

The Company does not have any potentially dilutive instruments as of July 31, 2021 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

- F7 -

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

The Company had no stock-based compensation plans as of July 31, 2021.

The Company’s stock-based compensation for the periods ended July 31, 2021 and July 31, 2020 were $100,000 and $1,000, respectively.

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

Note 3 - Going Concern

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

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital and the sale of shares of stock. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

- F8 -

Note 4 - Income Taxes

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

As of July 31, 2021, the Company has incurred a net loss of approximately $28,237 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $5,930 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on August 30, 2019, and our fiscal year end of July 31, 2020, we have completed two taxable fiscal years of July 31, 2021.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $28,237 which begins expiring in 2036. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company’s deferred tax assets are as follows:

	July 31,

	2021	2020
Deferred tax asset, generated from net operating loss	$5,930	$226
Valuation allowance	(5,930)	(226)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate 21.0%	21.0%
Increase in valuation allowance (21.0%)	(21.0%)
Effective income tax rate 0.0%	0.0%

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of July 31, 2021.

Note 6 - Accrued Expenses

Accrued expenses totaled $9,250 and $0 as of July 31, 2021 and July 31, 2020, respectively, and consisted primarily of professional fees.

Note 7 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 1,000,000 shares issued and outstanding as of July 31, 2021 and no shares issued and outstanding as of July 31, 2020.

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

On March 4, 2021, the Company announced on Form 8-K plans to participate in a holding company reorganization (“the Reorganization” or “Merger”) with InterActive Leisure Systems, Inc. (“IALS” or “Predecessor”), the Company and Business Solutions Merger Sub, Inc. (“Merger Sub”), collectively (the “Constituent Corporations”) pursuant to NRS 92A.180, NRS A.200, NRS 92A.230 and NRS 92A.250.

Immediately prior to the Reorganization, the Company was a direct and wholly owned subsidiary of Interactive Leisure Systems, Inc. and Business Solutions Merger Sub, Inc. was a direct and wholly owned subsidiary of the Company.

As disclosed in our 8-K filed on March 26, 2021, the above-mentioned Reorganization was legally effective as of March 31, 2021.

Each share of Predecessor’s common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Successor common stock. The controlling shareholder of the Predecessor, Flint Consulting Services, LLC, (“Flint”) a Wyoming limited liability company became the same control shareholder of the Successor. Jeffrey DeNunzio, as sole member of Flint is deemed to be the indirect and beneficial holder 1,000,000 shares of Series A Preferred Stock of the Company representing approximately .17% voting control of the Company. Paul Moody, our former sole officer/director is the same officer/director of the Predecessor. The Series A Preferred shares were valued at $.10 per share when issued.

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

The sole shareholder of White Knight Co., Ltd., a Japanese Company, is Koichi Ishizuka.

Common Stock

The authorized common stock of the Company consists of 1,500,000,000 shares with a par value of $0.0001 at July 31, 2021 and with a par value of $.001 at July 31, 2020 . There were 509,090,909 shares of common stock issued and outstanding as of July 31, 2021 and 1,000,000 shares issued and outstanding as of July 31, 2020.

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

On March 3, 2021, 1,000,000 common shares of the Company held and owned by Flint Consulting Services, LLC were cancelled and returned to the treasury of the Company. This action resulted in no shares issued and outstanding. On March 4, 2021, The Company announced on Form 8-K plans to participate in a holding company reorganization (“the Reorganization” or “Merger”) with InterActive Leisure Systems, Inc. (“IALS” or “Predecessor”), the Company and Business Solutions Merger Sub, Inc. (“Merger Sub”), collectively (the “Constituent Corporations”) pursuant to NRS 92A.180, NRS A.200, NRS 92A.230 and NRS 92A.250.

Immediately prior to the Reorganization, the Company was a direct and wholly owned subsidiary of Interactive Leisure Systems, Inc. and Business Solutions Merger Sub, Inc. was a direct and wholly owned subsidiary of the Company.

As disclosed in our 8-K filed on March 26, 2021, the above-mentioned Reorganization was legally effective as of March 31, 2021.

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

The sole shareholder of White Knight Co., Ltd., a Japanese Company, is Koichi Ishizuka.

On July 1, 2021, we filed an amendment to our Articles of Incorporation with the Nevada Secretary of State, resulting in an increase to our authorized shares of common stock from 500,000,000 to 1,500,000,000.

Subsequent to the above action, on or about July 1, 2021, we sold 9,090,909 shares of restricted common stock to SJ Capital Co., Ltd., a Japanese Company, at a price of $0.20 per share of common stock. The total subscription amount paid by SJ Capital Co., Ltd. was approximately $1,818,181.80 or approximately 200,000,000 Japanese Yen.

SJ Capital Co., Ltd., is owned and controlled by Senju Pharmaceutical Co., Ltd., a Japanese Company.

Mr. Takeshi Sugisawa, the President of SJ Capital Co., Ltd., authorized the above transaction on behalf of SJ Capital Co., Ltd. Both SJ Capital Co., Ltd., and Senju Pharmaceutical Co., Ltd. are considered non-related parties to the Company.

Additional Paid-In Capital

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the Company totaling $6,400 during the period ended July 31, 2021. The Company’s former sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $4,013 during the period ended July 31, 2021. Former related party, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $6,500 during the period ended July 31, 2021.

The $16,913 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

The Company’s former sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $1,074 during the period ended July 31, 2020.

The $1,074 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 8 - Related-Party Transactions

Additional Paid-In Capital

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the Company totaling $6,400 during the period ended July 31, 2021. The Company’s former sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $4,013 during the period ended July 31, 2021. Former related party, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $6,500 during the period ended July 31, 2021.

The $16,913 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

The Company’s former sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $1,074 during the period ended July 31, 2020.

The $1,074 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 9 - Subsequent Events

Subsequent to July 31, 2021, the Company made paid expenses totaling $17,000. These payments were primarily for professional fees.

On August 30, 2021, our largest controlling shareholder, White Knight Co., Ltd., a Japanese Company, owned and controlled by our sole officer and Director, Koichi Ishizuka, sold a total of 353,181,818 shares of restricted common stock of the Company to the following parties in the respective quantities:

Name of Purchaser	Common Shares Purchased	Price Paid Per Share	Total Amount Paid ($)
Koichi Ishizuka	101,363,636	$0.0001	10,136.00
Rei Ishizuka [1]	50,000,000	$0.0001	5,000.00
Kiyoshi Noda	100,909,091	$0.0001	10,091.00
Yuma Muranushi	100,909,091	$0.0001	10,091.00

1 Rei Ishizuka is the wife of our sole officer and Director, Mr. Koichi Ishizuka.

In regards to all of the above transactions White Knight Co., Ltd. claims an exemption from registration afforded by Section Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

On September 14, 2021 we entered into an “Acquisition Agreement” with White Knight Co., Ltd., a Japan Company, whereas we issued 500,000,000 shares of restricted common stock to White Knight Co., Ltd., in exchange for 100% of the equity interests of WB Burgers Japan Co., Ltd., a Japan Company. Pursuant to the agreement, on October 1, 2021, White Knight Co., Ltd. agreed to, and has subsequently forgiven any outstanding loans with WB Burgers Japan Co., Ltd. as of October 1, 2021. Following this transaction, WB Burgers Japan Co., Ltd. became our wholly owned subsidiary which we now operate through.

In regards to the above transaction, the Company claims an exemption from registration afforded by Section Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above sales/issuances of the stock since the sales/issuances of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

White Knight Co., Ltd., is owned entirely by our sole officer and Director, Koichi Ishizuka. White Knight Co., Ltd. is our largest controlling shareholder.

Following the adoption of the business plan of our wholly owned subsidiary, WB Burgers Japan Co., Ltd., on September 14, 2021, we ceased to be a shell company.

On October 22, 2021, we sold 2,252,252 shares of restricted common stock to Shokafulin LLP, a Japan Company, which is controlled by Takuya Watanabe, a Japanese Citizen, at a price of $0.20 per share of common stock. The total subscription amount paid by Shokafulin LLP was approximately $450,450 or approximately 50,000,000 Japanese Yen. Shokafulin LLP and Mr. Watanabe are not related parties to the Company.

The aforementioned sale of shares was conducted pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). The sale of shares was made only to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

- F9 -

WB Burgers Japan Co., Ltd.

Balance Sheet

(Unaudited)

July 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$30,021

Total current assets	30,021

Franchise rights	2,700,000
TOTAL ASSETS	$2,730,021

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,005
Total current liabilities	1,005

Loan to company – related party, net accumulated interest	2,688,989
TOTAL LIABILITIES	$2,689,994

STOCKHOLDERS’ EQUITY(DEFICIT):

Common stock (1,000 yen par value, 2,000,000,000 shares authorized, 10,000 shares issued and outstanding as of July 31, 2021)	91,980
Foreign currency translation	18,314
Accumulated deficit	(70,167)
Total Stockholders’ Equity (Deficit)	40,127
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$2,730,021

The accompanying notes are an integral part of these unaudited financial statements.

- F10 -

WB Burgers Japan Co., Ltd.

Statement of Operations

(Unaudited)

For the Period April 14, 2021 (Inception) to July 31, 2020

OPERATING EXPENSE
General and administrative expenses	1,094
Total operating expenses	1,094

Income (loss) from operations	(1,094)

Other income (expense)
Interest expense	(2,776)
Total other income (expenses)	(2,776)

Net income (loss) before tax	(3,870)
Income tax expense	-
NET INCOME (LOSS)	$(3,870)

Foreign currency translation adjustment	$(66,297)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(70,167)

Income per common share
Basic	$(7.02)
Diluted	$-

Weighted average common shares outstanding
Basic	10,000
Diluted	-

The accompanying notes are an integral part of these unaudited financial statements.

- F11 -

WB Burgers Japan Co., Ltd.

Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, April 14, 2021	-	$-	$-	$-	$-	$-
Common sold to related party	10,000	91,980	-	-	-	91,980
Net loss	-	-	-	-	(70,167)	(70,167)
Foreign currency translation	-	-	-	18,314	-	18,314
Balances, July 31, 2021	10,000	$91,980	$-	$18,314	(70,167)	$40,127

The accompanying notes are an integral part of these unaudited financial statements.

- F12 -

WB Burgers Japan Co., Ltd.

Statement of Cash Flows

(Unaudited)

For the Period April 14, 2021 (Inception) to July 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(70,167)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:

Changes in current assets and liabilities:
Accounts payable	1,004

Net cash used in operating activities	(69,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
Franchise rights	$(2,700,000)
Net cash used in investing activities	(2,700,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares sold to related party	$91,979
Foreign currency translation	18,215
Loan from related party	2,688,989
Cash flows provided by financing activities	2,799,184

Net change in cash	$30,021
Beginning cash balance	—
Ending cash balance	$30,021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these unaudited financial statements.

- F13 -

WB BURGERS JAPAN CO. LTD.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD April 14, 2021 (INCEPTION) TO JULY 31, 2021

Note 1 - Organization and Description of Business

WB Burgers Japan Co. Ltd. (the “Company,” the “Registrant,” “we,” “us,” or “our”), was incorporated on April 14, 2021, in Tokyo, Japan.

Description of Business

The purpose of the Company shall be to engage in the following business activities:

1. Provide service businesses such as restaurants that serve processed foods, coffee, and tea;

2. Recruitment for franchise restaurants and management of franchise restaurants and providing guidance through the franchise system;

3. Manufacturing, processing, and sales of various foodstuffs, seasonings, high-end food products, beverages, etc.

4. Manufacturing and delivery of lunch boxes, ready-made meals, and other processed foods;

The main office of the Company is located in Minato Ward, Tokyo, Japan.

The Company’s fiscal year-end is May 31st.

Recent Developments

In January 2020, the World Health Organization (the “WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in global exposure.

Our operations have not been significantly impacted. No impairments were recorded as of July 31, 2021 and no triggering events or changes in circumstances had occurred. However, the full impact of the COVID-19 pandemic continues to evolve subsequent to the period ended July 31, 2021 and as of the date these financial statements are issued. As such, the full magnitude of the COVID-19 pandemic, and the resulting impact, if any, on the Company’s financial condition, liquidity, and future results of operations is uncertain. Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry, and customers. Reduced demand for products or impaired ability to meet customer demand (including as a result of disruptions at the Company’s suppliers) could have a material adverse effect on its business operations and financial performance. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not presently able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity for the current fiscal year. As of the date of this filing, the Company’s recently commenced business operations have not been impacted.

Note 2 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America (“US GAAP”) and have been consistently applied in the preparation of the financial statements.

Income Tax

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors and non-employees, the fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

The Company’s stock-based compensation for the period ended July 31, 2021 was $0.

Recently Adopted Accounting Pronouncements

The Company has adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 provides guidance on financial accounting and reporting related to franchise rights and other intangibles for U.S. GAAP. Per ASC 350, originally issued as Financial Accounting Standards No. 142 in June 2001 and subsequently updated by Accounting Standards Update (“ASU”) 2010-28, franchise rights are not amortized, but tested for impairment at the reporting unit level (the operating segment or one level below). Under the rules, if conditions exist that it is “more likely than not” that fair value of reporting unit is less than its carrying value, then a two-step impairment test is performed to identify potential franchise rights impairment and measure the amount of loss to be recognized (if any). This franchise rights impairment test is required at least annually, or more frequently if certain events occur and circumstances change. No impairments were recorded as of July 31, 2021. Management determined that there has been no significant reduction in the fair market value of the franchise rights and no triggering events or changes in circumstances had occurred to require an impairment test.

Note 3 - Going Concern

The Company’s financial statements are prepared in accordance with GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company considered its going concern disclosure requirements in accordance with ASC 240-40-50.

The Company did not generate any revenue during the period ended July 31, 2021. Management plans to fund operating expenses with related party loans until the Company realizes sufficient revenue to cover operating expenses. There is no assurance that management's plan will be successful.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company cannot continue as a going concern.

Note 4 - Income Tax

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of April 30, 2021, the Company has incurred a net loss of approximately $70,167 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $14,735 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on April 14, 2021, and our fiscal year end of May 31, 2021, we have completed only one taxable fiscal year.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of July 31, 2021, other than the below:

On April 14, 2021, the Company entered into a Master Franchise Agreement with Jake’s Franchising, LLC (“Franchisor”) in order to be set up as a Way Back Burger franchisee in Japan. At this time a non-refundable deposit of $100,000 was made to the Franchisor on behalf of the Company by related party, White Knight Co., Ltd (“White Knight”). White Knight is controlled by our sole director, Koichi Ishizuka. The remainder of the franchise fee, $2,600,000, was paid in full by White Knight on behalf of the Company on June 9, 2021.

Note 6 - Stockholder Equity

Common Shares Issued

During the period ended July 31, 2021, 10,000 shares of common stock were sold to related party White Knight Co., Ltd (“White Knight”). White Knight is controlled by our sole director, Koichi Ishizuka.

Note 7 - Related-Party Transactions

Common shares

During the period ended July 31, 2021, 10,000 shares of common stock were sold to related party White Knight Co., Ltd (“White Knight”). White Knight is controlled by our sole director, Koichi Ishizuka.

Loan to Company

During the period ended July 31, 2021, White Knight paid expenses on behalf of the Company totaling approximately $2,686,214. These payments are considered as a loan to the Company and is bearing 1% annual interest and payable April 15, 2023. The loan is unsecured. Accumulated interest as of July 31, 2021, is approximately $2,776.

Office Space

The Company utilizes the office space of related party White Knight at no cost.

Note 8 - Subsequent Events

On September 14, 2021 WB Burgers Asia, Inc., a Nevada Company, entered into an “Acquisition Agreement” with White Knight Co., Ltd., a Japan Company, whereas WB Burgers Asia, Inc. issued 500,000,000 shares of restricted common stock to White Knight Co., Ltd., in exchange for 100% of the equity interests of WB Burgers Japan Co., Ltd., a Japan Company.

Pursuant to the agreement, on October 1, 2021, White Knight Co., Ltd. agreed to, and has subsequently forgiven any outstanding loans with WB Burgers Japan Co., Ltd. as of October 1, 2021. Following this transaction, we became the wholly owned subsidiary of WB Burgers Asia, Inc., a Nevada Company.

- F14 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Company’s Chief Executive Officer who also serves as our Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Office who also serves as our Principal Financial Officer, concluded that the disclosure controls and procedures are ineffective.

Our Chief Executive Officer, Koichi Ishizuka, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report July 31, 2021 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of July 31, 2021, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer, who also serves as our Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The matters involving internal controls and procedures that our Chief Executive Officer considered to be material weaknesses under the standards of the Committee of Sponsoring Organizations of Treadway Commission were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, and lack of an audit committee.

The Company believes that the material weaknesses are due to the Company’s limited resources and early stages of development, which have not allowed enough time for the Company to remedy any such weaknesses.

Our Chief Executive Officer believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Our Chief Executive Officer recognizes that its controls and procedures would be substantially improved if we had an audit committee and or two individuals serving as officers, and as such, is actively seeking to remediate this issue.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We intend to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. Furthermore, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives however, the early stages of our current development, and other business initiatives will likely slow this implementation or divert our attention.

Auditor’s Report on Internal Control Over Financial Reporting

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended July 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Mr. Koichi Ishizuka, Age 50 - Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer

Background of Mr. Koichi Ishizuka

Mr. Koichi Ishizuka, age 50, attended the University of Aoyama Gakuin where he received his MBA in 2004. Several years later in 2011 he graduated from the Advanced Management Program at Harvard School of Business. Following Mr. Ishizuka’s formal education, he took a position as the head of marketing with Thomson Reuters, a mass media and information firm. Thereafter, he served as the CEO of Xinhua Finance Japan in 2006, Fate Corporation in 2008, and LCA Holdings., Ltd in 2009. Currently, Mr. Ishizuka serves as the Chief Executive Officer of OFF Line Co., Ltd., Photozou Co., Ltd., Photozou Holdings, Inc., Photozou Koukoku Co., Ltd., Off Line International, Inc. and OFF Line Japan Co., Ltd. He has held the position of CEO with OFF Line Co., Ltd. since 2013, Photozou Co., Ltd since 2016, Photozou Holdings, Inc since 2017, Photozou Koukoku Co., Ltd. since 2017, Off Line International, Inc. since 2019 and OFF Line Japan Co., Ltd. since 2018. On November 18, 2020, he was appointed as Chief Financial Officer of Next Meats Holdings, Inc., a position he still holds today. Koichi Ishizuka also has an equity interest in Next Meats Holdings, Inc. Koichi Ishizuka is also Chief Financial officer of Next Meats Co., Ltd., a Japanese alternative meat company. It should be noted Koich Ishizuka is also currently a minority shareholder of Next Meats Co., Ltd. Since its inception on April 14, 2021, Koichi Ishizuka has served as CEO of WB Burgers Japan Co., Ltd., a Japanese Company. On May 7, 2021, Mr. Koichi Ishiukza was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Business Solutions Plus, Inc., which is now known as WB Burgers Asia, Inc.

As of the date of this filing, there has not been any material plan, contract, or arrangement (whether or not written) to which our sole officer and director are a party in connection with their appointments at WB Burgers Asia, Inc.

Employees

As of July 31, 2021, we, WB Burgers Asia, Inc., had no employees outside of our sole officer and director.

Director’s Term of Office

Our current Director holds office until the next annual meeting of our stockholders or until his successor has been elected and qualified, or until his death, resignation, or removal. Our executive officers are appointed by our Board and hold office until their death, resignation, or removal from office.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. Our sole officer and Director reviews the Company's internal accounting controls, practices, and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Currently, our sole officer and Director is performing the functions of such committees.

Audit Committee Financial Expert

Our Board has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our sole Director is currently capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Involvement in Certain Legal Proceedings

Our sole officer and director has not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and currently we do not have any independent Directors.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Registration Statement.

Item 11. Executive Compensation.

Summary Compensation Table:

Name and principal position	Year Ended July 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Koichi Ishizuka Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0
Paul Moody, Former Sole Officer and Director	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0

Note to above table: On May 7, 2021, Mr. Paul Moody resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director. On May 7, 2021, Mr. Koichi Ishizuka was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

Compensation of Directors

The table above summarizes all compensation of our directors through our most recent fiscal year end July 31, 2021.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the date of this report, the Company has 1,012,706,797 shares of common stock and 1,000,000 shares of Series A Preferred Stock issued and outstanding. which number of issued and outstanding shares of common stock and preferred stock have been used throughout this report. Every one share of Series A Preferred Stock has voting rights equal to 1,000 shares of Common Stock.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares Preferred Stock Are Able to Vote	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Koichi Ishizuka [1]	101,363,636	10.01%	0	0.0%	5.04%
5% or greater Shareholders (of any class)
White Knight Co., Ltd. [2]	552,335,050	54.54%	1,000,000	100.0%	77.13%
Kiyoshi Noda	100,909,091	9.96%	0	0%	5.01%
Yuma Muranushi	100,909,091	9.96%	0	0%	5.01%
Total	855,516,868	84.48%	1,000,000	100%	92.19%

1 The row above for Koichi Ishizuka denotes shares held under his personal name.

2 White Knight Co., Ltd., is owned entirely by our sole officer and Director, Koichi Ishizuka.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

WB Burgers Asia, Inc.

On May 4, 2021, WB Burgers Asia, Inc., FKA Business Solutions Plus, Inc., a Nevada Corporation (the “Company”), entered into a Share Purchase Agreement (the “Agreement”) by and among Flint Consulting Services, LLC, a Wyoming Limited Liability Company (“FLINT”), and White Knight Co., Ltd., a Japan Company (“WKC”), pursuant to which, on May 7, 2021, (“Closing Date”) , FLINT sold 405,516,868 shares of the Company’s Restricted Common Stock and 1,000,000 Shares of Series A Preferred Stock, representing approximately 93.70% voting control of the Company. WKC paid consideration of three hundred twenty-five thousand dollars ($325,000) (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with WKC becoming the Company’s largest controlling stockholder.

The sole shareholder of White Knight Co., Ltd., a Japanese Company, is Koichi Ishizuka.

On May 7, 2021, Mr. Paul Moody resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

On May 7, 2021, Mr. Koichi Ishizuka was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

On August 30, 2021, our largest controlling shareholder, White Knight Co., Ltd., a Japanese Company, owned and controlled by our sole officer and Director, Koichi Ishizuka, sold a total of 353,181,818 shares of restricted common stock of the Company to the following parties in the respective quantities:

Name of Purchaser	Common Shares Purchased	Price Paid Per Share	Total Amount Paid ($)
Koichi Ishizuka	101,363,636	$0.0001	10,136.00
Rei Ishizuka [1]	50,000,000	$0.0001	5,000.00
Kiyoshi Noda	100,909,091	$0.0001	10,091.00
Yuma Muranushi	100,909,091	$0.0001	10,091.00

1 Rei Ishizuka is the wife of our sole officer and Director, Mr. Koichi Ishizuka.

In regards to all of the above transactions White Knight Co., Ltd. claims an exemption from registration afforded by Section Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

On September 14, 2021, we entered into an “Acquisition Agreement” with White Knight Co., Ltd., a Japan Company, whereas we issued 500,000,000 shares of restricted common stock to White Knight Co., Ltd., in exchange for 100% of the equity interests of WB Burgers Japan Co., Ltd., a Japan Company. Pursuant to the agreement, on October 1, 2021, White Knight Co., Ltd. agrees to forgive, and has subsequently forgiven any outstanding loans with WB Burgers Japan Co., Ltd. as of October 1, 2021. Following this transaction, WB Burgers Japan Co., Ltd. became our wholly owned subsidiary which we now operate through.

In regards to the above transaction, the Company claims an exemption from registration afforded by Section Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above sales/issuances of the stock since the sales/issuances of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

White Knight Co., Ltd., is owned entirely by our sole officer and Director, Koichi Ishizuka. White Knight Co., Ltd. is our largest controlling shareholder.

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the Company totaling $6,400 during the period ended July 31, 2021. The Company’s former sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $4,013 during the period ended July 31, 2021. Former related party, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $6,500 during the period ended July 31, 2021.

The $16,913 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

The Company’s former sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $1,074 during the period ended July 31, 2020.

The $1,074 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

As of July 31, 2021, we utilized home office space of our management at no cost.

WB Burgers Japan Co., Ltd.

During the period ended May 31, 2021, 10,000 shares of common stock of WB Burgers Japan Co., Ltd., referred to herein as “WBJ”, were sold to related party White Knight Co., Ltd. (“White Knight”). White Knight is controlled by our sole director, Koichi Ishizuka.

On April 14, 2021 WBJ entered into a Master Franchise Agreement, “the Master Franchise Agreement”, with Jake’s Franchising, LLC (“Franchisor”). The Master Franchise Agreement provides WBJ the rights to establish and operate Wayback Burgers restaurants in the country of Japan, and license affiliated and unaffiliated third parties (“Franchisees”) to establish and operate Wayback Burgers restaurants in the Country of Japan. The Master Franchise Agreement, amongst other things, also provides WBJ the right of first refusal to enter into a subsequent Master Franchise Agreement with Jake’s Franchising, LLC to establish and operate Wayback Burgers restaurants in the Countries of Indonesia, Malaysia (Eastern Malaysia only, Western Malaysia if it becomes available as it is currently licensed to another party), the Philippines, Vietnam, China, India, Korea, Thailand, Singapore, and Taiwan.

Upon entering into the Master Franchise Agreement a non-refundable deposit of $100,000 was made to the Franchisor on behalf of the Company, by related party, White Knight Co., Ltd (“White Knight”).

White Knight is controlled by our sole director, Koichi Ishizuka. The remainder of the franchise fee, $2,600,000, was recorded as payable to the Franchisor as of May 31, 2021. The remaining fee of $2,600,000, due to Jakes Franchising LLC, was paid in full by WBJ on June 9, 2021. On June 9, 2021, upon remittance of the balance of $2,600,000 the Master Franchise Agreement was deemed to be effective and was subsequently, executed by all parties.

During the period ended May 31, 2021, White Knight paid an expense on behalf of WBJ in the amount of $100,000. This payment was considered a loan to WBJ and, prior to its future forgiveness on October 1, 2021, was bearing a 1% annual interest rate, originally payable April 15, 2023. The loan was also unsecured. As mentioned previously, the loan will be forgiven on October 1, 2021.

The remainder of the franchise fee, $2,600,000, due to Jakes Franchising, LLC was recorded as payable to the Franchisor as of May 31, 2021. The $2,600,000, due to Jakes Franchising LLC, was paid in full by WBJ on June 9, 2021. White Knight Co., Ltd. is not owed any monies as of the date of this report as it relates to any loans or debts.

During the period ended July 31, 2021, White Knight paid expenses on behalf of the Company totaling approximately $2,686,214. These payments are considered as a loan to the Company and is bearing 1% annual interest and payable April 15, 2023. The loan is unsecured. Accumulated interest as of July 31, 2021, is approximately $2,776.

As of July 31, 2021 we utilized office space of White Knight at no cost.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer, Director and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Director will continue to approve any related party transaction.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2021	2020
Audit related fees	BF Borgers CPA PC	$20,000	$-
Tax fees		-	-
All other fees		-	-

Total		$20,000	$-

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for in the other categories.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is already shown in the financial statements or notes.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Restated Articles of Incorporation (1)

3.11	Certificate of Amendment (2)

3.12	Certificate of Amendment (3)

3.2	By-laws (4)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended July 31, 2021 (5)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

101.INS	XBRL Instance Document (6)

101.SCH	XBRL Taxonomy Extension Schema (6)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (6)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (6)

101.LAB	XBRL Taxonomy Extension Label Linkbase (6)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (6)

____________________

(1)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on March 4, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on June 22, 2021, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on July 8, 2021, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on December 28, 2020, and incorporated herein by this reference.
(5)	Filed herewith.
(6)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WB Burgers Asia, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer

Dated: November 3, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Financial Officer

Dated: November 3, 2021