Form 10-Q
period 2021-10-31
WB Burgers Asia, Inc.
filed 2021-12-20
CIK 1787412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2021

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

N/A
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

As of December 20, 2021, there were 1,012,706,797 shares of Common Stock and 1,000,000 shares of Series A Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

WB Burgers Asia, Inc.

Condensed Consolidated Balance Sheet

(Unaudited)

	October 31, 2021	July 31, 2021

ASSETS

Current Assets

Cash and cash equivalents	$4,183,676	$1,848,213
Total Current Assets	4,183,676	1,848,213

Franchise rights	2,700,000	2,700,000
TOTAL ASSETS	$6,883,676	$4,548,213

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	1,030	1,005
Accrued expenses and other payables	1,745,644	9,250
Total Current Liabilities	1,746,674	10,255

Loan to Company – related party, net accumulated interest	2,605,688	2,688,989
TOTAL LIABILITIES	4,352,362	2,699,244

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 200,000,000 shares authorized; 1,000,000 issued and outstanding as of October 31, 2021 and July 31, 2021)	100	100
Common stock ($.0001 par value, 1,500,000,000 shares authorized, 1,012,706,797 and 509,090,909 shares issued and outstanding as of October 31, 2021 and July 31, 2021, respectively)	101,271	50,909
Non-controlling interest	91,979	91,979
Additional paid-in capital	2,588,386	1,886,170
Accumulated deficit	(370,358)	(198,404)
Accumulated other comprehensive income	119,937	18,215
Total Stockholders’ Equity (Deficit)	2,531,315	1,848,969

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	6,883,676	4,548,213

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended October 31, 2021	Three Months Ended October 31, 2020

Operating expenses

General and administrative expenses	$165,639	$750
Total operating expenses	165,639	750
Net operating loss	$(165,639)	$(750)

Other Income/(Loss)
Interest expense	6,703	-
Total other income	6,703	-

Net loss	$(172,342)	$(750)

Other comprehensive income
Currency translation adjustment	(387)	-
Comprehensive Income/loss	$(171,955)	$(750)

Basic and Diluted net loss per common share	$(0.00)	(0.00)
Weighted average number of common shares outstanding - Basic and Diluted	509,090,909	1,000,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period July 31, 2021 to October 31, 2021

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, July 31, 2021	509,090,909	$50,909	1,000,000	$100	$1,886,170	$18,215	$(198,404)	$1,848,969
Common shares sold	3,615,888	362	-	-	722,816	-	-	723,178
Common shares issued for controlling interest of subsidiary	500,000,000	50,000	-	-	(50,000)	-	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	29,400	-	-	29,400
Comprehensive Income/loss	-	-	-	-	-	-	(171,955)	(171,955)
Foreign currency translation	-	-	-	-	-	101,722	-	101,722
Balances, October 31, 2021	1,012,706,797	$101,271	1,000,000	$100	$2,588,386	$119,937	$(370,359)	$2,531,315

WB Burgers Asia, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period July 31, 2020 to October 31, 2020

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, July 31, 2020	1,000,000	$1,000	-	$-	$1,074	$-	$(2,074)	$-
Comprehensive Income/ loss	-	-	-	-	-	-	(750)	(750)
Balances, October 31, 2020	1,000,000	$1,000	-	$-	$1,074	$-	$(2,824)	$(750)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Statement of Cash Flows

(Unaudited)

	Three Months Ended October 31, 2021	Three Months Ended October 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Comprehensive Income/loss	$(171,955)	$(750)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:

Changes in current assets and liabilities:
Accounts payable	25	-
Accrued expenses and other payables	1,736,394	750
Net cash provided by operating activities	1,564,464	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from the sale of stock	723,178	-
Foreign currency translation	101,722	-
Loan from related party	(83,301)	-
Expenses contributed to capital	29,400	-
Net cash provided by financing activities	770,999	-

Net increase (decrease) in cash and cash equivalents	$2,335,463	$-
Beginning cash and cash equivalents balance	1,848,213	-
Ending cash and cash equivalents balance	$4,183,676	$-
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Notes to Condensed Consolidated Unaudited Financial Statements

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

WB Burgers Japan Co., Ltd. holds the rights to the “Master Franchise Agreement” with Jakes’ Franchising LLC, a Delaware Limited Liability Company, as it pertains to the establishment and operation of Wayback Burger Restaurants within the country of Japan.

The Master Franchise Agreement provides WB Burgers Japan Co., Ltd. the right to establish and operate Wayback Burgers restaurants in the country of Japan, and also license affiliated and unaffiliated third parties (“Franchisees”) to establish and operate Wayback Burgers restaurants in the Country of Japan. The Master Franchise Agreement, amongst other things, also provides WB Burgers Japan Co., Ltd. the right of first refusal to enter into a subsequent Master Franchise Agreement with Jake’s Franchising, LLC to establish and operate Wayback Burgers restaurants in the Countries of Indonesia, Malaysia (Eastern Malaysia only, Western Malaysia if it becomes available as it is currently licensed to another party), the Philippines, Vietnam, China, India, Korea, Thailand, Singapore, and Taiwan.

We seek to make “Wayback Burgers” a nationally recognized brand, if not a household name, within the country of Japan through the promotion and opening of various Wayback Burgers Restaurants.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at October 31, 2021 and July 31, 2021 were $4,183,676 and $1,848,213, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at October 31, 2021 and July 31, 2021.

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

The Company does not have any potentially dilutive instruments as of October 31, 2021 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of October 31, 2021.

The Company’s stock-based compensation for the periods ended October 31, 2021 and October 31, 2020 were $0 for both periods.

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

We do not believe we will be impacted in the foreseeable future by the newly adopted accounting standard(s) mentioned above.

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

The Company has not yet established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital and the sale of shares of stock. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

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

As of October 31, 2021, the Company has incurred a net loss of approximately $370,359 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $77,775 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on August 30, 2019, and our fiscal year end of July 31, 2021, we have completed two taxable fiscal years.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $77,775 which begins expiring in 2036. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of October 31, 2021.

Note 6 - Accrued Expenses

Accrued expenses totaled $5,245 and $9,250 as of October 31, 2021 and July 31, 2021, respectively, and consisted primarily of professional fees.

Note 7 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 1,000,000 shares issued and outstanding as of October 31, 2021 and July 31, 2021.

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

The sole shareholder of White Knight Co., Ltd., a Japanese Company, is Koichi Ishizuka.

Common Stock

The authorized common stock of the Company consists of 1,500,000,000 shares with a par value of $0.0001. There were 1,012,706,797 and 509,090,909 shares of common stock issued and outstanding as of October 31, 2021 and July 31, 2021, respectively.

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

On August 24, 2021, we sold 1,363,636 shares of restricted common stock to Yasuhiko Miyazaki, a Japanese citizen, at a price of $0.20 per share. The total subscription amount paid by Yasuhiko Miyazaki was approximately $272,727 or approximately 30,000,000 Japanese Yen. Mr. Miyazaki is not a related party to the Company.

In regards to the above transactions from July 1, 2021 through August 24, 2021, the Company claims an exemption from registration afforded by Section Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above sales/issuances of the stock since the sales/issuances of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

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

On October 22, 2021, we sold 2,252,252 shares of restricted common stock to Shokafulin LLP, a Japan Company, which is controlled by Takuya Watanabe, a Japanese citizen, at a price of $0.20 per share. The total subscription amount paid by Shokafulin LLP was approximately $450,450 or approximately 50,000,000 Japanese Yen. Shokafulin LLP and Mr. Watanabe are not related parties to the Company. These shares were sold pursuant to Regulation S of the Securities Act of 1933 as amended (“Regulation S”).

Additional Paid-In Capital

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the Company totaling $29,400 during the period ended October 31, 2021. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

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

Note 8 - Related-Party Transactions

Additional Paid-In Capital

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the Company totaling $29,400 during the period ended October 31, 2021. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

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

Note 9 - Subsequent Events

On November 6, 2021, our largest controlling shareholder, White Knight Co., Ltd., a Japanese Company, owned and controlled by our sole officer and Director, Koichi Ishizuka, sold a total of 14,347,826 shares of restricted common stock to the following parties in the respective quantities:

Name of Purchaser	Common Shares Purchased	Price Paid Per Share ($)	Total Approximate Amount Paid ($)
M&A Company [1]	1,304,348	0.20	260,870
Michinari Yamamoto	1,304,348	0.20	260,870
Atsushi Morikawa	1,304,348	0.20	260,870
Motoki Hirai	1,304,348	0.20	260,870
Tomonori Yoshinaga	1,739,130	0.20	347,826
Go Watanabe	3,043,478	0.20	608,696
Okakichi Co., Ltd [2]	4,347,826	0.20	869,565
Total	14,347,826	0.20	2,869,567

1 The authorized party of M&A Company, a Japan entity, is Akihiro Ando.

2 The authorized party of Okakichi Co., Ltd, a Japan entity, is Shigeru Okada.

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

Following the above transactions, White Knight Co., Ltd. now owns 537,987,224 shares of our Common Stock. White Knight Co., Ltd. also remains the owner of 1,000,000 shares of our Preferred Series A Stock. Every share of our Series A Preferred Stock has super voting rights that allows for 1,000 votes for every vote of Common Stock. White Knight Co., Ltd. remains our majority controlling shareholder.

On November 9, 2021, our wholly owned subsidiary, WB Burgers Japan Co., Ltd., consummated a lease agreement with Arai Co., Ltd., a Japanese realty group, for the location in which we intend to open our first Wayback Burgers restaurant. The property is located in the popular shopping plaza of Omotesando, located in the Tokyo prefecture.

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

On November 6, 2021, our largest controlling shareholder, White Knight Co., Ltd., a Japanese Company, owned and controlled by our sole officer and Director, Koichi Ishizuka, sold a total of 14,347,826 shares of restricted common stock to the following parties in the respective quantities:

Name of Purchaser	Common Shares Purchased	Price Paid Per Share ($)	Total Approximate Amount Paid ($)
M&A Company [1]	1,304,348	0.20	260,870
Michinari Yamamoto	1,304,348	0.20	260,870
Atsushi Morikawa	1,304,348	0.20	260,870
Motoki Hirai	1,304,348	0.20	260,870
Tomonori Yoshinaga	1,739,130	0.20	347,826
Go Watanabe	3,043,478	0.20	608,696
Okakichi Co., Ltd [2]	4,347,826	0.20	869,565
Total	14,347,826	0.20	2,869,567

1 The authorized party of M&A Company, a Japan entity, is Akihiro Ando.

2 The authorized party of Okakichi Co., Ltd, a Japan entity, is Shigeru Okada.

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

Following the above transactions, White Knight Co., Ltd. now owns 537,987,224 shares of our Common Stock. White Knight Co., Ltd. also remains the owner of 1,000,000 shares of our Preferred Series A Stock. Every share of our Series A Preferred Stock has super voting rights that allows for 1,000 votes for every vote of Common Stock. White Knight Co., Ltd. remains our majority controlling shareholder.

On November 9, 2021, our wholly owned subsidiary, WB Burgers Japan Co., Ltd., consummated a lease agreement with Arai Co., Ltd., a Japanese realty group, for the location in which we intend to open our first Wayback Burgers restaurant. The property is located in the popular shopping plaza of Omotesando, located in the Tokyo prefecture.

The Company has elected July 31st as its year end.

Liquidity and Capital Resources

Our cash balance is $4,183,676 as of October 31, 2021. We have been utilizing available cash balances and funds from our Chief Executive Officer, Koichi Ishizuka, and may continue to do so in the future.

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

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or scale back operations entirely.

Revenues

The company has generated no revenue to date but we anticipate that once our first restaurant is operational we will begin to generate revenue.

Net Income

We recorded net loss of $172,341 and $750 for the three months ended October 31, 2021 and October 31, 2020, respectively.

Cash flow

For the three months ended October 31, 2021 and October 31, 2020, we had cash flows from operating activities in the amount of $1,564,464 and $0 respectively.

For the three months ended October 31, 2021 and October 31, 2020, we had cash flows from financing activities in the amount of $770,999 and $0 respectively.

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

Other Updates

On November 9, 2021, our wholly owned subsidiary, WB Burgers Japan Co., Ltd., consummated a lease agreement with Arai Co., Ltd., a Japanese realty group, for the location in which we intend to open our first Wayback Burgers restaurant.

The property is located in the popular shopping plaza of Omotesando, located in the Tokyo prefecture. The location is in what we believe to be an area of high foot traffic and is also in close proximity to numerous brand name retailers and stores which we believe may bolster the number of patrons who decide to dine at our location, once opened to the public.

We anticipate that our first Wayback Burgers location will open in January of 2022, as opposed to our original estimate of December of 2021. Renovations and updates to our operating space are actively underway and, in our opinion, are nearing completion. The below is a rendered image of how the restaurant will appear when construction has concluded:

W.
WAYBACK
BORN IN
ESTD
RULES
Respect
WAYBACK
BURGERS

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

As of October 31, 2021, we carried out an evaluation, under the supervision of our chief executive officer, who also serves as our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Our officer, Koichi Ishizuka, concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended October 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The proceeds from the above sale of shares are to be used by the Company for working capital.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Restated Articles of Incorporation (1)

3.11	Certificate of Amendment (2)

3.12	Certificate of Amendment (3)

3.2	By-laws (4)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended October 31, 2021 (5)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

101.INS	XBRL Instance Document (6)

101.SCH	XBRL Taxonomy Extension Schema (6)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (6)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (6)

101.LAB	XBRL Taxonomy Extension Label Linkbase (6)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (6)

____________________

(1)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on March 4, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on June 22, 2021, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on July 8, 2021, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on December 28, 2020, and incorporated herein by this reference.
(5)	Filed herewith.
(6)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WB Burgers Asia, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer and Chief Financial Officer

Dated: December 20, 2021