Form 10-Q
period 2022-01-31
WB Burgers Asia, Inc.
filed 2022-03-17
CIK 1787412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2022

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

As of March 17, 2022, there were 1,014,022,586 shares of Common Stock and 1,000,000 shares of Series A Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

WB Burgers Asia, Inc.

Condensed Consolidated Balance Sheet

(Unaudited)

	January 31, 2022	July 31, 2021

ASSETS

Current Assets
Cash and cash equivalents	$3,237,271	$1,848,213
Prepaid expenses	35,603	-
Total Current Assets	3,272,874	1,848,213
Equipment and construction in progress, net depreciation	725,803	-
Deposits	303,188	-
Franchise rights	2,700,000	2,700,000
TOTAL ASSETS	$7,001,865	$4,548,213

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	77,737	1,005
Income tax payable	474,567	-
Accrued expenses and other payables	1,703,312	9,250
Total Current Liabilities	2,255,616	10,255

Loan to Company – related party, net accumulated interest	2,637	2,688,989
TOTAL LIABILITIES	2,258,253	2,699,244

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 200,000,000 shares authorized; 1,000,000 issued and outstanding as of January 31, 2022 and July 31, 2021)	100	100
Common stock ($.0001 par value, 1,500,000,000 shares authorized, 1,014,022,586 and 509,090,909 shares issued and outstanding as of January 31, 2022 and July 31, 2021, respectively)	101,402	50,909
Non-controlling interest	183,960	91,979
Additional paid-in capital	2,863,392	1,886,170
Accumulated earnings	2,125,992	(128,237)
Accumulated other comprehensive income	(56,668)	18,215
Total Stockholders’ Equity (Deficit)	5,218,179	1,808,969

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	7,001,865	4,548,213

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended January 31, 2022	Three Months Ended January 31, 2021	Six Months Ended January 31, 2022	Six Months Ended January 31, 2021

Operating expenses

General and administrative expenses	$188,190	$8,050	$353,829	$8,800
Total operating expenses	188,190	8,050	353,829	8,800
Net operating loss	$(188,190)	$(8,050)	$(353,829)	$(8,800)

Other Income/(Loss)
Gain on forgiveness of debt	2,620,134	-	2,620,134	-
Interest credit (expense)	240	-	6,463	-
Total other income	2,620,374	-	2,613,672	-

Income (loss) before income taxes provision	$2,432,184	$(8,050)	$2,259,843	$(8,800)
Provision for income taxes	474,567	-	474,567	-
Net income (loss)	1,957,617	(8,050)	1,785,276	(8,800)

Other comprehensive income
Currency translation adjustment	64,167	-	64,544	-
Comprehensive Income (loss)	$2,021,784	$(8,050)	$1,849,830	$(8,800)

Basic and Diluted net loss per common share	$0.00	$(0.01)	$0.00	$(0.01)
Weighted average number of common shares outstanding - Basic and Diluted	1,013,221,671	1,000,000	892,224,841	1,000,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period July 31, 2021 to January 31, 2022

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Non-Controlling Interest	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, July 31, 2021	509,090,909	$50,909	1,000,000	$100	$91,980	$1,886,170	$18,215	$(198,404)	$1,848,969
Common shares sold	3,615,888	362	-	-	-	722,816	-	-	723,178
Common shares issued for controlling interest of subsidiary	500,000,000	50,000	-	-	-	(50,000)	-	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	-	29,400	-	-	29,400
Net loss	-	-	-	-	-	-	-	(171,954)	(171,954)
Foreign currency translation	-	-	-	-	-	-	101,722	-	101,722
Balances, October 31, 2021	1,012,706,797	$101,271	1,000,000	$100	$91,980	$2,588,386	$119,937	$(370,358)	$2,531,315
Common shares sold by subsidiary	-	-	-	-	91,979	-	-	-	91,979
Common shares sold	1,315,789	132	-	-	-	263,026	-	-	263,158
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	-	11,980	-	-	11,980
Net income	-	-	-	-		-	-	2,021,784	2,021,784
Foreign currency translation	-	-	-	-		-	(176,604)	-	(176,604)
Balances, January 31, 2022	1,014,022,586	$101,402	1,000,000	$100	$183,960	$2,863,392	$(56,668)	$1,651,425	$4,743,612

WB Burgers Asia, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period July 31, 2020 to January 31, 2021

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, July 31, 2020	1,000,000	$1,000	-	$-	$1,074	$-	$(2,074)	$-
Net loss	-	-	-	-	-	-	(750)	(750)
Balances, October 31, 2020	1,000,000	$1,000	-	$-	$1,074	$-	$(2,824)	$(2,824)
Expenses paid on behalf of the company and contributed to capital	-	-	-	-	6,950	-	-	6,950
Net loss	-	-	-	-	-	-	(8,050)	(8,050)
Balances, January 31, 2021	1,000,000	$1,000	-	$-	$8,024	$-	$(10,874)	$(1,850)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended January 31, 2022	Six Months Ended January 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/ loss	$1,849,830	$(8,800)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	470	-

Changes in current assets and liabilities:
Accounts payable	76,732	-
Prepaid expenses	(35,603)	-
Income tax payable	474,567
Accrued expenses and other payables	1,390,874	1,850
Net cash provided by (used in) operating activities	3,756,870	(6,950)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase fixed assets	(16,085)	-
Construction in progress	(710,188)	-
Net cash used in investing activities	(726,273)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from the sale of stock	986,336	-
Non-controlling interest	91,979	-
Foreign currency translation	(74,882)	-
Loan from related party	(2,686,352)	-
Expenses contributed to capital	41,380	6,950
Net cash provided by (used in) financing activities	(1,641,539)	6,950

Net increase (decrease) in cash and cash equivalents	$1,389,058	$-
Beginning cash and cash equivalents balance	1,848,213	-
Ending cash and cash equivalents balance	$3,237,271	$-
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

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

On March 22, 2021, the company filed articles of merger with the Nevada Secretary of State. The merger became effective on March 31, 2021 at 4:00 PM EST (“Effective Time”). At the Effective Time, Predecessor merged with and into Merger Sub (the “Merger), and Predecessor was the surviving corporation. Each share of Predecessor common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Successor common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at January 31, 2022 and July 31, 2021 were $3,237,271 and $1,848,213, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at January 31, 2022 and July 31, 2021.

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

The Company does not have any potentially dilutive instruments as of January 31, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of January 31, 2022.

The Company’s stock-based compensation for the periods ended January 31, 2022 and January 31, 2020 were $0 for both periods.

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

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of January 31, 2022.

Note 6 - Accrued Expenses

Accrued expenses totaled $3,200 and $9,250 as January 31, 2022 and July 31, 2021, respectively, and consisted primarily of professional fees.

Note 7 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 1,000,000 shares issued and outstanding as of January 31, 2022 and July 31, 2021.

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

Each share of Predecessor’s common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Successor common stock. The controlling shareholder of the Predecessor, Flint Consulting Services, LLC, (“Flint”) a Wyoming limited liability company became the same control shareholder of the Successor. Jeffrey DeNunzio, as sole member of Flint is deemed to be the indirect and beneficial holder 1,000,000 shares of Series A Preferred Stock of the Company representing approximately ..17% voting control of the Company. Paul Moody, our former sole officer/director is the same officer/director of the Predecessor. The Series A Preferred shares were valued at $.10 per share when issued.

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

On August 24, 2021, we sold 1,363,636 shares of restricted common stock to Yasuhiko Miyazaki, a Japanese citizen, at a price of $.20 per share. The total subscription amount paid by Yasuhiko Miyazaki was approximately $272,727 or approximately 30,000,000 Japanese Yen. Mr. Miyazaki is not a related party to the Company.

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

On December 27, 2021, we sold 1,315,789 shares of restricted common stock to Takahiro Fujiwara, a Japanese citizen, at a price of $0.20 per share. The total subscription amount paid by Takahiro Fujiwara was approximately $263,158. Mr. Fujiwara is not a related party to the Company.

Additional Paid-In Capital

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the Company totaling $41,380 during the period ended January 31, 2022. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

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

Note 8 - Related-Party Transactions

Additional Paid-In Capital

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the Company totaling $41,380 during the period ended January 31, 2022. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

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

Note 9 - Subsequent Events

On or about February 8, 2022, we incorporated Store Foods Co., Ltd., a Japan Company. Store Foods Co., Ltd. is now a wholly owned subsidiary of the Company. Currently, Koichi Ishizuka is the sole Officer and Director of Store Foods Co., Ltd.

While our future plans for Store Foods Co., Ltd. are not definitive and may change, the intended business purpose of the Company is as follows:

1. Food sales;

2. Food wholesale and retail;

3. Chain organizations consisting of food retailers as members;

4. Restaurants;

5. Manufacturing and sales of boxed lunches for catering;

6. Alcohol sales;

7. Health supplement and health drink sales;

8. Manufacturing and sales of functional foods;

9. Lease of goods related to restaurant management;

10. System development;

11. Delivery;

12. Application development and sales;

13. Advertising;

14. Management consulting;

15. All businesses incidental to any of the above.

As a result of the above, we now have two wholly owned subsidiaries, WB Burgers Asia, Inc., and Store Foods Co., Ltd., both of which are Japan Companies.

On March 11, 2022, we opened our first flagship Wayback Burgers location to the public in the Omotesando shopping plaza in Japan. We offer an array of quick bites, including but not limited to traditional hamburgers, fries, shakes, and other alternatives.

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

On December 27, 2021, we sold 1,315,789 shares of restricted Common Stock to Takahiro Fujiwara, Japanese Citizen, at a price of $0.20 per share of Common Stock. The total subscription amount paid by Takahiro Fujiwara was approximately $263,158. Takahiro Fujiwara is not a related party to the Company.

The aforementioned sales of shares was conducted pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). The sale of shares was made only to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

The Company has elected July 31st as its year end.

Liquidity and Capital Resources

Our cash balance is $3,237,271 as of January 31, 2022. We have been utilizing available cash balances and funds from our Chief Executive Officer, Koichi Ishizuka, and may continue to do so in the future.

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

Net Income

We recorded net income of $1,849,830 and net loss of $8,800 for the six months ended January 31, 2022 and January 31, 2021, respectively.

Cash flow

For the six months ended January 31, 2022, we had positive cash flows from operating activities in the amount of $3,756,870. For the six months ended January 31, 2021, we had negative cash flows from operating activities in the amount of $6,950.

For the six months ended January 31, 2022 we had negative cash flows from financing activities in the amount of $1,641,539 and for the six months ended January 31, 2021 we had positive cash flows from financing activities in the amount of $6,950.

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

On or about February 8, 2022, we incorporated Store Foods Co., Ltd., a Japan Company. Store Foods Co., Ltd. is now a wholly owned subsidiary of the Company. Currently, Koichi Ishizuka is the sole Officer and Director of Store Foods Co., Ltd.

While our future plans for Store Foods Co., Ltd. are not definitive and may change, the intended business purpose of the Company is as follows:

1. Food sales;

2. Food wholesale and retail;

3. Chain organizations consisting of food retailers as members;

4. Restaurants;

5. Manufacturing and sales of boxed lunches for catering;

6. Alcohol sales;

7. Health supplement and health drink sales;

8. Manufacturing and sales of functional foods;

9. Lease of goods related to restaurant management;

10. System development;

11. Delivery;

12. Application development and sales;

13. Advertising;

14. Management consulting;

15. All businesses incidental to any of the above.

As a result of the above, we now have two wholly owned subsidiaries, WB Burgers Asia, Inc., and Store Foods Co., Ltd., both of which are Japan Companies.

On March 11, 2022 we opened our first flagship Wayback Burgers location to the public. We offer any array of quick bites, including, but not limited to, traditional hamburgers, fries, shakes, and other alternatives. The below are a few images of our flagship restaurant:

ネスパス
WAYBACK BURGERS
WAYBACK BURGERS

Craft your own

BORN IN
SHAPED BY TRADITION

表参道
新潟館
ネスパス
WAYBACK BURGERS
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

As of January 31, 2022, we carried out an evaluation, under the supervision of our chief executive officer, who also serves as our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Our officer, Koichi Ishizuka, concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended January 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On December 27, 2021, we sold 1,315,789 shares of restricted Common Stock to Takahiro Fujiwara, Japanese Citizen, at a price of $0.20 per share of Common Stock. The total subscription amount paid by Takahiro Fujiwara was approximately $263,158. Takahiro Fujiwara is not a related party to the Company.

The aforementioned sales of shares was conducted pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). The sale of shares was made only to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

The proceeds from the above sale of shares are to be used by the Company for working capital.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Restated Articles of Incorporation (1)

3.11	Certificate of Amendment (2)

3.12	Certificate of Amendment (3)

3.2	By-laws (4)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended January 31, 2022 (5)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

101.INS	XBRL Instance Document (6)

101.SCH	XBRL Taxonomy Extension Schema (6)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (6)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (6)

101.LAB	XBRL Taxonomy Extension Label Linkbase (6)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (6)

____________________

(1)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on March 4, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on June 22, 2021, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on July 8, 2021, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on December 28, 2020, and incorporated herein by this reference.
(5)	Filed herewith.
(6)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WB Burgers Asia, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer and Chief Financial Officer

Dated: March 17, 2022