Form 10-Q
period 2022-04-30
WB Burgers Asia, Inc.
filed 2022-07-20
CIK 1787412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2022

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

As of July 20, 2022, there were 1,014,022,586 shares of Common Stock and 1,000,000 shares of Series A Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

WB Burgers Asia, Inc.

Consolidated Balance Sheet

	April 30, 2022 (Unaudited)	July 31, 2021

ASSETS

Current Assets
Cash and cash equivalents	$291,883	$1,848,213
Accounts receivable, other	10,244	-
Advance payments	4,391	-
Inventories	4,692	-
Prepaid expenses	32,800	-
Total Current Assets	344,010	1,848,213
Equipment and leasehold improvement, net depreciation	990,262	-
Right of use asset	530,268	-
Deposits	275,493	-
Franchise rights, net amortization	2,553,750	2,700,000
TOTAL ASSETS	$4,693,783	$4,548,213

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	45,402	1,005
Income tax payable	45	-
Lease liability, short term	30,130	-
Accrued expenses and other payables	11,175	9,250
Total Current Liabilities	86,752	10,255
Lease liability, long term	500,138	-
Loan to Company – related party, net accumulated interest	-	2,688,989
TOTAL LIABILITIES	586,890	2,699,244

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 1,000,000 issued and outstanding as of April 30, 2022 and July 31, 2021)	100	100
Common stock ($0.0001 par value, 1,500,000,000 shares authorized, 1,014,022,586 and 509,090,909 shares issued and outstanding as of April 30, 2022 and July 31, 2021, respectively)	101,402	50,909
Non-controlling interest	100,653	91,979
Additional paid-in capital	5,182,713	1,886,170
Accumulated deficit	(1,048,087)	(198,404)
Accumulated other comprehensive income	(229,888)	18,215
Total Stockholders’ Equity	4,106,893	1,848,969

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	4,693,783	4,548,213

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended April 30, 2022	Three Months Ended April 30, 2021	Nine Months Ended April 30, 2022	Nine Months Ended April 30, 2021

Revenues	$70,982	$-	$70,982	$-
Cost of revenue	369,494	-	369,494	-
Gross profit (loss)	$(298,512)	$-	$(298,512)	$-

Operating expenses

General and administrative expenses	$241,009	$102,472	$594,837	$111,272
Total operating expenses	241,009	102,472	594,837	111,272
Net operating loss	$(539,521)	$(102,472)	$(893,349)	$(111,272)

Other Income (Loss)
Gain (loss) on foreign currency exchange	(1,355)	-	63,198	-
Interest credit (expense)	(13,069)	-	(19,532)	-
Total other income (loss)	(14,424)	-	43,666	-

Income (loss) before income taxes provision	$(553,945)	$(102,472)	$(849,683)	$(111,272)
Provision for income taxes	-	-	-	-
Net loss	(553,945)	(102,472)	(849,683)	(111,272)

Other comprehensive income
Currency translation adjustment	(312,647)	-	(248,103)	-
Comprehensive Loss	$(866,592)	$(102,472)	$(1,097,786)	$(111,272)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - Basic and Diluted	1,014,022,586	500,000,000	930,082,232	500,000,000

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period July 31, 2021 to April 30, 2022

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Non-Controlling Interest	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, July 31, 2021	509,090,909	$50,909	1,000,000	$100	$91,980	$1,886,170	$18,215	$(198,404)	$1,848,969
Common shares sold	3,615,888	362	-	-	-	722,816	-	-	723,178
Common shares issued for controlling interest of subsidiary	500,000,000	50,000	-	-	-	(50,000)	-	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	-	29,400	-	-	29,400
Net loss	-	-	-	-	-	-	-	(171,954)	(171,954)
Foreign currency translation	-	-	-	-	-	-	101,722	-	101,722
Balances, October 31, 2021	1,012,706,797	$101,271	1,000,000	$100	$91,980	$2,588,386	$119,937	$(370,358)	$2,531,315
Common shares sold	1,315,789	131	-	-	-	263,026	-	-	263,158
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	-	11,980	-	-	11,980
Net loss	-	-	-	-	-	-	-	(123,784)	(123,784)
Foreign currency translation	-	-	-	-	-	-	(176,604)	-	(176,604)
Balances, January 31, 2022	1,014,022,586	$101,402	1,000,000	$100	$91,980	$2,863,392	$(56,667)	$(494,142)	$2,506,065
Common shares sold by subsidiary	-	-	-	-	8,673	-	-	-	8,673
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	-	2,049	-	-	2,049
Forgiveness of related party debt	-	-	-	-	-	2,317,272	-	-	2,317,272
Net loss	-	-	-	-	-	-	-	(553,945)	(553,945)
Foreign currency translation	-	-	-	-	-	-	(173,221)	-	(173,221)
Balances, April 30, 2022	1,014,022,586	$101,402	1,000,000	$100	$100,653	$5,182,713	$(229,888)	$(1,048,087)	$4,106,893

WB Burgers Asia, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period July 31, 2020 to April 31, 2021

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Noncontrolling Interest	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, July 31, 2020	1,000,000	$1,000	-	$-	$-	$1,074	$-	$(2,074)	$-
Net loss	-	-	-	-	-	-	-	(750)	(750)
Balances, October 31, 2020	1,000,000	$1,000	-	$-	$-	$1,074	$-	$(2,824)	$(2,824)
Expenses paid on behalf of the company and contributed to capital	-	-	-	-	-	6,950	-	-	6,950
Net loss	-	-	-	-	-	-		(8,050)	(8,050)
Balances, January 31, 2021	1,000,000	$1,000	-	$-	$-	$8,024	$-	$(10,874)	$(1,850)
Common shares returned to the company and cancelled	(1,000,000)	(1,000)	-	-	-	1,000	-	-	-
Common shares issued after merger and reorganization	500,000,000	50,000	-	-	-	(50,000)	-	-	-
Preferred shares issued after merger and reorganization	-	-	1,000,000	100	-	99,900	-	-	100,000
Noncontrolling interest	-	-	-	-	91,979	-	-	-	91,979
Expenses paid on behalf of the company and contributed to capital	-	-	-	-	-	2,175	-	-	2,175
Net loss	-	-	-	-	-	-	-	(102,472)	(102,472)
Balances, April 30, 2021	500,000,000	$50,000	1,000,000	$100	$91,979	$61,099	$-	$(113,346)	$89,832

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Statement of Cash Flows

(Unaudited)

	Nine Months Ended April 30, 2022	Nine Months Ended April 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(849,683)	$(111,272)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and Amortization	166,666	-
Share based compensation	-	100,000
Changes in current assets and liabilities:
Accounts receivable	(10,244)	-
Advance payments	(4,391)	-
Inventories	(4,692)	-
ROU asset	(530,268)
Accounts payable	44,397	2,600,000
Prepaid expenses	(32,800)	-
Deposits	(275,493)	-
Lease liability	530,268	-
Income tax payable	45	-
Accrued expenses and other payables	1,926	2,100
Net cash provided by (used in) operating activities	(964,269)	2,590,828

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase fixed assets	(279,679)	-
Purchase franchise rights	-	(2,700,000)
Leasehold improvements	(730,999)	-
Net cash used in investing activities	(1,010,678)	(2,700,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from the sale of stock	986,336	91,980
Non-controlling interest	8,673	-
Repayments on debt	(258,034)	100,047
Expenses paid on behalf of the Company and contributed to capital	43,430	9,125
Net cash provided by financing activities	780,405	201,152

Foreign currency translation	$(361,788)	$-
Net increase (decrease) in cash and cash equivalents	$(1,556,330)	$91,980
Beginning cash and cash equivalents balance	1,848,213	-
Ending cash and cash equivalents balance	$291,883	$91,980

Non-Cash transactions:
Shares issued for controlling interest of subsidiary	$50,000	$-
Forgiveness of loan from related party	$2,317,272	$-

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Notes to Consolidated Unaudited Financial Statements

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

On September 14, 2021 we entered into an “Acquisition Agreement” with White Knight Co., Ltd.(“White Knight”), a Japanese company, whereas we issued 500,000,000 shares of restricted common stock to White Knight, in exchange for 100% of the equity interests of WB Burgers Japan Co., Ltd.(“WBJ”), a Japanese company. Pursuant to the agreement, on October 1, 2021, White Knight has agreed to, and has subsequently forgiven any outstanding loans with WBJ as of October 1, 2021. Following this transaction, WBJ became our wholly owned subsidiary through which we now operate. White Knight is owned entirely by our sole officer and Director, Koichi Ishuzuka. Because the shares were issued in exchange for the 100% equity interest in our wholly-owned subsidiary, WBJ, the net effect of the transactions in the consolidated financials is zero.

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

On February 9, 2022, we incorporated Store Foods Co., Ltd. (“Store Foods”), a Japan Company. Store Foods is now a wholly owned subsidiary of the Company and currently Koichi Ishizuka is the sole Officer and Director. As of April 30, 2022, operations for Store Foods had not yet commenced. As a result, we now have two wholly owned subsidiaries, WB Burgers Japan Co., Ltd, and Store Foods Co., Ltd., both of which are Japan Companies.

While our plans for Store Foods are not definitive and may change, the intended business purpose of the Company is as follows:

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at April 30, 2022 and July 31, 2021 were $291,883 and $1,848,213, respectively.

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost includes all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. The Company determines cost based on the FIFO method. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. The Company has determined that no allowance for the inventory valuation was required at April 30, 2022.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), in the second quarter of fiscal year 2020, as this was the first quarter that the Company generated revenues. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods, in an amount that reflects the consideration that the Company expects to receive in exchange for the goods. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. Under ASC 606, disaggregated revenue from contracts with customers depicts the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors.

The Company’s revenue consists of restaurant sales through its subsidiary, WBJ.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at April 30, 2022 and July 31, 2021.

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

The Company does not have any potentially dilutive instruments as of April 30, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of April 30, 2022.

The Company’s stock-based compensation for the periods ended April 30, 2022 and April 30, 2021 were $0 and $100,000, respectively.

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

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of April 30, 2022.

Note 6 - Fixed Assets

The company recognizes purchased assets with a useful life longer than one year as fixed or non-current assets. These assets are depreciated using the straight-line method of depreciation over the estimated useful life of the assets.

During the period ended April 30, 2022, the Company purchased long-term assets, including office and restaurant machines and equipment, furniture, fixtures and signage, totaling approximately $279,679, and leasehold improvements totaling approximately $730,999. The Company is depreciating these assets over five, eight or fifteen year periods, once they were put into use, based on the useful life of each asset. Depreciation expense for the period ended April 30, 2022 was approximately $20,416.

Note 7 - Right of Use Asset

The Company capitalizes all leased assets pursuant to ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize right-of-use assets and lease liability, initially measured at present value of the lease payments, on its balance sheet for leases with terms longer than 12 months and classified as either financing or operating leases. The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company adopted the standard in the third quarter of fiscal year 2022. The initial recognition of the ROU operating lease was $530,268 for both the ROU asset and ROU liability. As of April 30, 2022, the ROU lease liability was $500,138.

Note 8 - Deposits

During the period ended April 30, 2022, the Company paid two security deposits for the leased office and restaurant space totaling approximately $275,493.

Note 9 - Franchise Rights

On June 9, 2021, our wholly-owned subsidiary, WB Burgers Japan Co., Ltd, entered into a Master Franchise Agreement with Wayback Burgers. Compensation of approximately $2,700,000 was paid for these franchise rights by related party White Knight. This payment was originally considered as a loan to the Company and $2,317,272 of this loan has since been forgiven and is posted as additional paid-in capital. Franchise rights are being amortized over the life of the agreement, 20 years. As of April 30, 2022, the amortization expense for the franchise rights totals approximately $146,250.

Note 10 - Accrued Expenses and Other Payables

Accrued expenses and other payables totaled $11,176 and   $9,250 as April 30, 2022 and July 31, 2021, respectively, and consisted primarily of professional fees.

Note 11 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 1,000,000 shares issued and outstanding as of April 30, 2022 and July 31, 2021.

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

The sole shareholder of White Knight Co., Ltd., a Japanese Company, is Koichi Ishizuka.

Common Stock

The authorized common stock of the Company consists of 1,500,000,000 shares with a par value of $0.0001. There were 1,014,022,586 and 509,090,909 shares of common stock issued and outstanding as of April 30, 2022 and July 31, 2021, respectively.

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

Noncontrolling interest

During the period ended April 30, 2022, the Company’s wholly-owned subsidiary, Store Foods Co., Ltd, sold 100 shares of common stock totaling one million JPY or approximately $8,673 (see Note 1).

Additional Paid-In Capital

During the period ended April 30, 2022, White Knight forgave a loan to the Company of approximately $2,054,371, which is recorded as additional paid-in capital (see Note 12).

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the Company totaling $43,430   during the period ended April 30, 2022. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

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

Note 12 - Related-Party Transactions

Additional Paid-In Capital

During the fiscal year ended July 31, 2021, White Knight paid franchise rights fees on behalf the Company totaling approximately $2,700,000. These payments were considered as a loan to the Company from White Knight. During the period ended April 30, 2022, the Company made payments to reduce the loan totaling approximately $258,034 and foreign currency exchange adjustments were made totaling approximately $(387,595), bringing the total loan balance to approximately $2,054,371. On April 30, 2022, the total loan to the Company was forgiven by White Knight and was recorded as additional paid-in capital.

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the Company totaling $43,430   during the period ended April 30, 2022. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

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

Note 13 - Subsequent Events

None.

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

On November 9, 2021, our wholly owned subsidiary, WB Burgers Japan Co., Ltd., consummated a lease agreement with Arai Co., Ltd., a Japanese realty group, for the location of our first Wayback Burgers restaurant. The property is located in the popular shopping plaza of Omotesando, located in the Tokyo prefecture.

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

On March 29, 2022, 869,565 shares of restricted Common Stock were sold to Hidemi Arasaki, Japanese Citizen, by our controlling shareholder, White Knight Co., Ltd., at a price of $0.20 per share of Common Stock. This was a private sale, not a sale made by the Company. The total amount paid by Hidemi Arasaki was approximately $173,913. Hidemi Arasaki is not a related party to the Company.

The Company has elected July 31st as its year end.

Liquidity and Capital Resources

Our cash balance is $291,883 as of April 30, 2022. We have been utilizing available cash balances and funds from our Chief Executive Officer, Koichi Ishizuka, and may continue to do so in the future.

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

Revenues

The company has generated $70,982 in revenue for the three months ended April 30, 2022. This is the first quarter in which we have begun to generate revenue. The revenue generated is from our Wayback Burgers restaurant location we have recently opened. We offer any array of quick bites, including, but not limited to, traditional hamburgers, fries, shakes, and other alternatives.

Net Income/Loss

We recorded a net loss of $407,695 and a net loss of $102,472 for the three months ended April 30, 2022 and April 20, 2021, respectively.

We recorded a net loss of $703,433 and a net loss of $111,272 for the nine months ended April 30, 2022 and April 20, 2021, respectively.

We believe we will need additional revenue to cover our expenses going forward. We attribute our net loss to initial start up costs.

Cash flow

For the nine months ended April 30, 2022, we had negative cash flows from operating activities in the amount of $964,269. For the nine months ended April 30, 2021, we had positive cash flows from operating activities in the amount of $2,590,828.

For the nine months ended April 30, 2022, we had negative cash flows from investing activities in the amount of $1,010,678. For the nine months ended April 30, 2021, we had negative cash flows from investing activities in the amount of $2,700,000.

For the nine months ended April 30, 2022 we had positive cash flows from financing activities in the amount of $666,720 and for the nine months ended April 30, 2021 we had positive cash flows from financing activities in the amount of $201,152.

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

The Company has not established any source of revenue to cover the entirety of its operating costs. Management plans to fund operating expenses with related party contributions to capital and the sale of shares of stock. It may also cover costs, in part, from revenue derived from its restaurant location. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Other Updates

On May 20, 2022, WB Burgers Asia Inc. (the “Company”) dismissed its independent registered public accounting firm, BF Borgers CPA PC (“BFG”) effective immediately. This decision was approved by the Company’s Board of Directors, comprised solely of Koichi Ishizuka.The report of BFG on the Company’s financial statements for fiscal years ended July 31, 2021 and 2020 included in the Company’s annual report on Form 10-K for the year ended July 31, 2021, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principle.

On May 20, 2022, the Company engaged M&K CPAS, PLLC (“M&K”) as its new independent registered public accountant for the fiscal year ending July 31, 2022. This decision was approved by the Company’s Board of Directors, comprised solely of Koichi Ishizuka.

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

As of April 30, 2022, we carried out an evaluation, under the supervision of our chief executive officer, who also serves as our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Our officer, Koichi Ishizuka, concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended April 30, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Restated Articles of Incorporation (1)

3.11	Certificate of Amendment (2)

3.12	Certificate of Amendment (3)

3.2	By-laws (4)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended April 30, 2022 (5)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

101.INS	XBRL Instance Document (6)

101.SCH	XBRL Taxonomy Extension Schema (6)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (6)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (6)

101.LAB	XBRL Taxonomy Extension Label Linkbase (6)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (6)

____________________

(1)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on March 4, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on June 22, 2021, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on July 8, 2021, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on December 28, 2020, and incorporated herein by this reference.
(5)	Filed herewith.
(6)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WB Burgers Asia, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer and Chief Financial Officer

Dated: July 20, 2022