Form 10-K
period 2022-07-31
WB Burgers Asia, Inc.
filed 2023-06-02
CIK 1787412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED July 31, 2022

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

[ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] Yes [X] No

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

[  ] Yes  [X] No

As of January 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $70,026,146 based on the closing price per share (or $0.1869), of the registrant’s common stock as reported by OTC Markets Group Inc.

As of June 2, 2023, there were 1,070,718,679 shares of the Registrant’s Common Stock and 1,000,000 shares of the Registrant’s Series A Preferred Stock issued and outstanding.

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

Restatement of Previously Issued Consolidated Financial Statements

We have restated herein our audited consolidated financial statements at July 31, 2021 for the fiscal year ended July 31, 2021. We have also restated impacted amounts within the accompanying footnotes to the consolidated financial statements.

Restatement Background

In August of 2022, the sole director of WB Burgers Asia, Inc.(the “Company”) was advised by M&K CPAs PLLC (“M&K”), its registered independent public accounting firm, that the Company’s previously issued financial statements included in its Annual Reports on Form 10-K for the year ended July 31, 2021, should be restated to correct historical errors related to the recognition of  cash received for the sale of shares, the calculation of the fair market value of shares issued, and classifications due to the recapitalization of the Company. The restated financials also show the differences between this current Form 10-K and the previously filed report due to the consolidation of financial reporting to include all activity of the Company’s wholly owned subsidiary, WB Burgers, Japan Co., Ltd (“WBBJ”). WBBJ became a wholly owned subsidiary of the Company in September of 2021, after the preparation of the previous Form 10-K for the year ended July 31, 2021. As a result, we determined that we would restate such financial statements to correct the accounting errors and also highlight the restatement differences resulting from the financial consolidation of the Company and its subsidiary.

Description of misstatements

(1) Recognition of cash received for the sale of shares and recording of the related issuance of shares

We recorded adjustments for cash received for the sale of common shares that was incorrectly recognized. On July 1, 2021, cash for the purchase of 9,090,909 shares of common stock was received by related party, White Knight Co., Ltd. and was not held by the Company, via its subsidiary, until September 2021. Additionally, these shares were not issued to the purchaser on July 1, 2021 as previously reported but were issued after the fiscal year end, in October 2021.

(2) Recognition of financial activity of wholly owned subsidiary

We recorded adjustments made to the financial statements due to the consolidation of financial information with our wholly owned subsidiary.

(3) Adjustment to the fair market value of shares issued as compensation

We recorded an adjustment to the value of 1,000,000 shares of Series A preferred shares issued as compensation due to the adoption of a third party evaluation of those shares, which differed from our previous valuation.

(4) Retroactive restatements of shares cancelled and returned and shares exchanged in merger and reorganization

We recorded adjustments to the statement of owners’ equity to account for the revision, by the Company’s transfer agent, of the dates of shares cancelled and returned, and also shares exchanged pursuant to a reorganization. These retroactive date changes were due to the recapitalization of the Company pursuant to its reorganization, legally effective March 31, 2021 and when control of the Company passed from our previous controlling shareholder to our current controlling shareholder, who is our CEO and sole director, Koichi Ishizuka.

(5) Reclassification of additional paid-in capital

We reclassed the amount of expenses paid on behalf of the Company on the Statement of Cash Flows to properly report those payments as cash provided by operating activities rather than cash provided by financing activities.

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

Each share of Predecessor’s common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Successor common stock. The control shareholder, (at the time) of the Predecessor, Flint Consulting Services, LLC, (“Flint”) a Wyoming limited liability company became the same control shareholder of the Successor. Jeffrey DeNunzio, as sole member of Flint was deemed to be the indirect and beneficial holder of 405,516,868 shares of Common Stock and 1,000,000 shares of Series A Preferred Stock of the Company representing, at the time, approximately 93.70% voting control of the Company. Paul Moody, (our now former sole officer/director), was the same officer/director of the Predecessor. There are/were no other shareholders or any officer/director holding at least 5% of the outstanding voting shares of the Company.

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

On May 4, 2021, Business Solutions Plus, Inc., a Nevada Corporation (the “Company”), entered into a Share Purchase Agreement (the “Agreement”) by and among Flint Consulting Services, LLC, a Wyoming Limited Liability Company (“FLINT”), and White Knight Co., Ltd., a Japan Company (“WKC”), pursuant to which, on May 7, 2021, (“Closing Date”), FLINT sold 405,516,868 shares of the Company’s Restricted Common Stock and 1,000,000 Shares of Series A Preferred Stock, representing approximately 93.70% voting control of the Company. The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with WKC becoming the Company’s largest controlling stockholder.

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

The proceeds from the above sale of shares went to the Company to be used for working capital.

On August 24, 2021, we sold 1,363,636 shares of restricted common stock to Yasuhiko Miyazaki, a Japanese Citizen, at a price of $0.20 per share of common stock. The total subscription amount paid by Yasuhiko Miyazaki was approximately $272,727 or approximately 30,000,000 Japanese Yen. Mr. Yasuhiko Miyazaki is not a related party to the Company. The proceeds from the above sale of shares went to the Company to be used for working capital.

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

On October 22, 2021, we sold 2,252,252 shares of restricted common stock to Shokafulin LLP, a Japan Company, which is controlled by Takuya Watanabe, a Japanese Citizen, at a price of $0.20 per share of common stock. The total subscription amount paid by Shokafulin LLP was approximately $450,450 or approximately 50,000,000 Japanese Yen. Shokafulin LLP and Mr. Watanabe are not related parties to the Company. The proceeds from the above sale of shares went to the Company to be used for working capital.

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

To date, Store Foods Co., Ltd. has yet to commence material operations. While our future plans for Store Foods Co., Ltd. are not definitive and may change, our intended business purpose for this company are as follows:

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

On March 11, 2022 we opened our first flagship Wayback Burgers location to the public in the Omotesando shopping plaza. At this location, we offer an array of quick bites, including but not limited to traditional hamburgers, fries, shakes, and other alternatives.

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

On May 20, 2022, we dismissed our independent registered public accounting firm, BF Borgers CPA PC (“BFG”) effective immediately. This decision was approved by the Company’s Board of Directors, comprised solely of Koichi Ishizuka.

On May 20, 2022, we engaged M&K CPAS, PLLC (“M&K”) as our new independent registered public accounting firm. This decision was approved by the Company’s Board of Directors, comprised solely of Koichi Ishizuka.

On August 8, 2022, we sold 1,586,538 shares of restricted Common Stock to Takahiro Fujiwara, a Japanese Citizen, at a price of $0.032 per share of Common Stock. The total subscription amount paid by Takahiro Fujiwara was approximately $50,769. Takahiro Fujiwara is not a related party to the Company.

On August 8, 2022, we sold 2,403,846 shares of restricted Common Stock to Shokafulin LLP, a Japanese Company, at a price of $0.032 per share of Common Stock. The total subscription amount paid by Shokafulin LLP was approximately $76,923. Shokafulin LLP is not a related party to the Company.

On August 12, 2022, we sold 32,065,458 shares of restricted Common Stock to Asset Acceleration Axis, LLC, a Japanese Company, at a price of $0.032 per share of Common Stock. The total subscription amount paid by Asset Acceleration Axis, LLC was approximately $1,026,094. Asset Acceleration Axis, LLC is not a related party to the Company.

The proceeds from these sales went to the Company to be used as working capital.

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

In August of 2022, we, through our wholly owned subsidiary, WB Burgers Japan Co., Ltd., entered into and consummated a rental agreement with “Kitchen Depot” for a ghost kitchen in the Tamachi neighborhood of Minato, Tokyo, Japan. Kitchen Depot is an unrelated third party, and the rental agreement is for a period of two years, with the option to renew at the conclusion. From this location, as of August 27, 2022, the Company has begun to offer delivery of Wayback Burgers menu items, such as those offered at the Company’s physical “dine in” restaurant location in the Omotesando shopping plaza, located in Tokyo, Japan. This new location only offers a delivery option with no option to dine in.

On September 13, 2022, we sold 7,262,324 shares of restricted Common Stock to Asset Acceleration Axis, LLC, a Japanese Company, at a price of $0.032 per share of Common Stock. The total subscription amount paid by Asset Acceleration Axis, LLC was approximately $232,395. Asset Acceleration Axis, LLC is not a related party to the Company.

The proceeds from these sales went to the Company to be used as working capital.

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

On October 4, 2022, 3,472,222 shares of restricted Common Stock of the Issuer were sold to Mitsuru Ueno, a Japanese Citizen, by White Knight Co., Ltd., at a price of $0.001 per share of Common Stock. This was a private sale. The total amount paid by Mitsuru Ueno was approximately $3,472.

On October 4, 2022, 3,472,222 shares of restricted Common Stock of the Issuer were sold to Motoki Hirai, a Japanese Citizen, by White Knight Co., Ltd., at a price of $0.001 per share of Common Stock. This was a private sale. The total amount paid by Motoki Hirai was approximately $3,472.

The aforementioned sales of shares, on October 4, 2022, were conducted pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). The sale of shares was made only to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

On February 6, 2023, we sold 10,033,445 shares of restricted Common Stock to Kazuya Iwasaki, a Japanese Citizen, at a price of $0.023 per share of Common Stock. The total subscription amount paid by Kazuya Iwasaki was approximately $230,769. Kazuya Iwasaki is not a related party to the Company.

On February 6, 2023, we sold 3,344,482 shares of restricted Common Stock to Shokafulin LLP, a Japanese Company, at a price of $0.023 per share of Common Stock. The total subscription amount paid by Shokafulin LLP was approximately $76,923. Shokafulin LLP is not a related party to the Company.

The proceeds from these sales went to the Company to be used as working capital.

The aforementioned sales of shares were conducted pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). The sales of shares were made only to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Japanese Food-Service Market

The Japanese Food-Service Market is Segmented by Type (Full-service Restaurants, Quick Service Restaurants, Cafes, Bars, 100% Home Delivery Restaurants, Street Stalls and Kiosks) and Structure (Independent Consumer Food Service and Chained Consumer Food Service). We believe Japanese consumers, in general, tend to be highly demanding, putting great emphasis on quality and branding and are willing to spend more resources on value-added products. (1)

The Japanese food service market was valued at USD 142.84 billion in 2020, and it is projected to witness a CAGR of 0.84% during the forecast period, 2021 - 2026. The coronavirus pandemic has made short-term projections hard to predict, with sales in March 2020 down almost 40% for some food companies. Japanese food service operators, which rely on lunch and dinner demand from business workers, are also suffering as more companies have employees working from home at the government’s request. (1)

According to a report released by TableCheck Inc., the percentage of reservations (dining reservations) being canceled increased about 3.6 times before the pandemic for groups of 10 or more. A French restaurant and bar named Scene near Hachioji Station on the Keio Line, earlier in June 2020, launched take-out and delivery services which we believe many others will begin offering if not already, due in part to the changing attitudes of dining out as a result of the ongoing pandemic. We believe take-out and delivery services, along with menu options that are quick to prepare, increasing in consumer demand. (1)

The variety of restaurants and menu items available in the Japanese food service industry continues to expand in the country, as Japanese consumers are interested in trying a new and vast variety of cuisines, which are available at their convenience in Japan. Food from Europe, Asia, Australia, and the Americas are becoming increasingly popular, partly due to a large number of Japanese traveling abroad every year.

The Japanese food service market is highly competitive, with a major market share held by prominent companies, such as McDonald’s Corporation, Yum! Brands Inc., Zensho Holdings Co. Ltd, Skylark Group, MOS Food Services Inc., and Yoshinoya Holdings Co. Ltd. Zensho Holdings Co. Ltd, with the largest market share of 2.76% in 2020, emerging as the market leader, and Skylark Group holding the second-largest share with 1.66%. (1)

Currently, in the Japanese market, hamburgers and related fast-food options have been prevalent, with high-end gourmet hamburgers being in the most expensive category consisting usually of single restaurant locations, followed by lesser expensive hamburger options via chain restaurants such as Shake Shack and MOS Premiums. The size of the current market for hamburgers in Japan is approximately $6.6 Billion (2020), and has been steadily increasing ever since 2015. It is also projected to grow by approximately 5% over the next few years. Hamburgers are considered to be one of the few food categories that were not affected by COVID-19 in Japan and were able to take advantage of home deliveries and to-go orders during the pandemic. (Source: Fuji Keizai Group 2020.)

Source:

1.https://www.reportlinker.com/p06036755/Japan-Foodservice-Market-Growth-Trends-COVID-19-Impact-and-Forecasts.html?utm_source=GNW

Business Information

WB Burgers Japan Co., Ltd., referred to herein as “WBJ”, which we now operate through and share the same business plan of, holds the rights to the “Master Franchise Agreement” with Jakes’ Franchising LLC, a Delaware Limited Liability Company, as it pertains to the establishment and operation of Wayback Burger Restaurants within the country of Japan.

The Master Franchise Agreement provides WBJ the right to establish and operate Wayback Burgers restaurants in the country of Japan, and also license affiliated and unaffiliated third parties (“Franchisees”) to establish and operate Wayback Burgers restaurants in the Country of Japan, this agreement lasts for a term of twenty years, unless it is terminated sooner in accordance with terms outlined in the Master Franchise Agreement, and may be extended one additional, consecutive term of ten years. In exchange for such rights, we paid Jake’s Franchising $2,700,000 USD, and we must pay an additional $10,000 for each additional company operated Wayback Burgers restaurant and for each sub-franchised location the fee is either $10,000 or 28.57% of the initial franchise fee collected for such Restaurant, whichever is greater. Additionally, there is also a royalty fee in the amount of three percent (3%) of the Gross Sales of all Company-Operated Wayback Burgers Restaurants in the Country and the greater of two percent (2%) of the Gross Sales of all Franchised Wayback Burgers Restaurants in the Country or forty percent (40%) of the royalty fees collected for all Franchised Wayback Burgers Restaurants in the Country. The Master Franchise Agreement, amongst other things, also provides WBJ the right of first refusal to enter into a subsequent Master Franchise Agreement with Jake’s Franchising, LLC to establish and operate Wayback Burgers restaurants in the Countries of Indonesia, Malaysia (Eastern Malaysia only, Western Malaysia if it becomes available as it is currently licensed to another party), the Philippines, Vietnam, China, India, Korea, Thailand, Singapore, and Taiwan.

The Master Franchise Agreement dictates specific duties we must perform which include, but are not limited to, providing Jake’s Franchising with plans and specifications for restaurant locations, provide employees with Wayback Burgers mandated training, present Jake’s Franchising with copies of all potential advertising and promotional material, etc. Furthermore, we are required to open one Wayback Burgers restaurant by the end of the 2022 calendar year, three restaurants by the end of the 2023 calendar year, and an additional three restaurants must open, and remain in operation, every following year until December 31, 2041, at which time we must have sixty Wayback Burgers restaurants open and in operation. If we fail to meet these targets, then we would need to renegotiate terms with Jake’s Franchising, or we could potentially lose our master franchise rights in their entirety. For full terms and details of the Master Franchise Agreement, one can view a complete copy which has been filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on September 16, 2021. The Master Franchise Agreement is included herein by reference, please refer to the exhibits.

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

Background

The first Wayback Burgers, previously known as Jake’s Wayback Burgers, began with a single location in Newark, Delaware approximately thirty-one years ago in 1991, offering a combination of burgers, hot dogs, fries, milkshakes, and other similar menu options. Since then, it has reached a global scale with a presence in the US, Europe, Africa, and Asia with hundreds of corporate owned restaurants and over five hundred franchise locations worldwide offering much of the same comfort items many have grown accustomed to, with the addition of a few menu items specifically geared toward the pallets of those in various demographics.

The products we seek to offer in our anticipated location(s), and those we seek to franchise to within Japan, will also offer many of the same product offerings many are accustomed to elsewhere such as hamburgers, hot dogs chicken sandwiches, hand-dipped milkshakes, various side dishes, fresh salad, kid’s meals, refreshing drinks and alcoholic beverages. We intend to source our ingredients in any of our current or future location(s) from highly regarded local Japanese suppliers in order to satisfy the food quality standards as set by Wayback Burgers Inc., within the United States.

Our First Location

On November 9, 2021, our wholly owned subsidiary, WB Burgers Japan Co., Ltd., consummated a lease agreement with Arai Co., Ltd., a Japanese realty group, for the location in which we now operate our first Wayback Burgers restaurant. The property is located in the popular shopping plaza of Omotesando, located in the Tokyo prefecture, in the country of Japan. We believe the high volume of foot traffic and shopping will yield a large group of patrons seeking to try our product offerings.

On March 11, 2022 we opened our first flagship Wayback Burgers location to the public in the Omotesando shopping plaza in Japan. We offer an array of quick bites, including, but not limited to, traditional hamburgers, fries, shakes, and other alternatives.

Other Current Locations

In August of 2022, we, through our wholly owned subsidiary, WB Burgers Japan Co., Ltd., entered into and consummated a rental agreement with “Kitchen Depot” for a ghost kitchen in the Tamachi neighborhood of Minato, Tokyo, Japan. Kitchen Depot is an unrelated third party, and the rental agreement is for a period of two years, with the option to renew at the conclusion. From this location, as of August 27, 2022, the Company has begun to offer delivery of Wayback Burgers menu items, such as those offered at the Company’s physical “dine in” restaurant location in the Omotesando shopping plaza, located in Tokyo, Japan. This new location only offers a delivery option with no option to dine in.

At this time, orders can be placed exclusively through UberEats, although we have plans to expand the range of our delivery options in the future. Additionally, delivery is only available within a 2-3 kilometer radius of our Tamachi location. The Company believes that its new Wayback Burgers delivery-only location, with convenient online ordering, will serve to not only attract additional customers, but will also expand awareness of our menu items and Wayback Burgers as a whole.

Mobile Application

The Company has begun to develop its own mobile application for food delivery services. This application is in its early stages of development, and cannot, at this time, be discussed in greater detail as developments are ongoing. As mentioned previously, the Company is currently relying exclusively on Uber Eats for ordering and delivering as it relates to its new location in Tamachi.

Marketing Strategy

In order to grow an initial customer base, from which we intend to launch future expansion efforts, our marketing strategy begins with the physical location of our flagship restaurant. Our current location in Omotesando is in a shopping center with high foot-traffic that can serve to attract not only customers, but also future franchisee prospects throughout Japan. For future franchisee locations, we intend to identify areas where competitors are not already located, such as road-side in the outskirts of major cities, and open our restaurants in these areas.

However, we do not intend to rely solely on our physical location in order to attract customers, we also are in the development stages of a robust marketing stratagem comprised, in part, of SNS (social networking service) marketing through collaboration with influencers and celebrities, magazine advertisements, and expansive television and media appearances. The specifics of these marketing initiatives are in the planning stages and have not yet been determined in sufficient detail to disclose in their entirety.

Wayback Burgers in Japan intends to position itself as a newly entered and authentic American hamburger brand, comparable to our competitor Shack Shake, while contrasting ourselves through offering higher quality foods at competitive price points. We plan to achieve this by focusing on the ingredients, such as the option of vegetables in our hamburgers, the increased diameter of our meat patties, and the overall volume of our menu items. Additionally, we intend to offer original Japanese breakfast and dinner menu options, as well as forming a special collaboration focused on all-plant based alternative foods with Next Meats, Co., Ltd., a Japanese alternative meat company.

Expansion Plans

We have forecasted our expansion plans over the next few years, however, as we have just recently commenced operations, we may find that our plans may be materially altered, expanded, or curtailed as dictated by market forces at the time. As such, our expansion plans should be read as a framework for our future goals, but not a guarantee that we will carry out any or all such operations in the indicated timeline.

At present, our expansion plans, which we cannot state with certainty will be realized, are as follows:

- Over the course of 2023, we are aiming to open five Wayback Burgers restaurants throughout Japan, with one of these restaurants directly managed by us while the remaining four would ideally be franchise locations. This number may increase or decrease depending on the results of our operations.

- Additionally, during 2023, we intend to execute another master franchise agreement in Asia for the right to open Wayback Burgers restaurants in another Asian country or territory. We have not yet identified which country or territory we will seek to acquire these rights for first. As noted previously, we have the right of first refusal to enter into a subsequent Master Franchise Agreement with Jake’s Franchising, LLC to establish and operate Wayback Burgers restaurants in the Countries of Indonesia, Malaysia (Eastern Malaysia only, Western Malaysia if it becomes available as it is currently licensed to another party), the Philippines, Vietnam, China, India, Korea, Thailand, Singapore, and Taiwan.

- By the year 2024, we intend for there to be ten Wayback Burgers Franchise locations open throughout Japan. We also intend, during 2024, to execute two additional Master Franchise Agreements in Asia to establish and operate Wayback Burgers restaurant locations in additional Asian countries or territories.

Partnerships

The company believes partnerships are a vital means to expansion and that partnerships with other food institutions or distributors may allow the Company to provide menu items that might appeal to a larger demographic within the Japanese market.

Our current Officer and Director, Koichi Ishizuka has existing ties and relationships with Next Meats Co., Ltd. a Japanese plant based alternative meat company, that produces and sells plant-based foods (predominantly meat alternatives) to consumers. As a result of the collaboration with Next Meats Co., Ltd., at our flagship Wayback Burgers restaurant we have been able to add alternative meat options into its menu, and in the future we may create customized menu options as provided by Next Meats Co., Ltd. Menu alterations are subject to approval by Jake’s Franchising, LLC. It is the belief of management that such offerings can gain a larger market share in the country of Japan allowing for greater growth potential. However, such plans are speculative and may not materialize. It is also possible that if such plans do materialize, they may not result in the expected level of growth the Company forecasts as a result of the partnership or partnerships it enters into. Additionally, we may explore the possibility of entering into an agreement with Dr. Foods, Inc., a company in the “alternative meat” industry which has common management with the Company.

It should be noted that Koichi ishizuka has an equity interest in Next Meats Holdings, Inc., a Nevada Company. He also currently serves as Chief Executive Officer, Chief Financial Officer, and Director of Next Meats Holdings, Inc. Next Meats Co., Ltd. is a wholly owned subsidiary of Next Meats Holdings, Inc. Koichi Ishizuka is also the Sole Officer, Director, and controlling shareholder of Dr. Foods, Inc.

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

In order to operate a restaurant in Japan, we were required to obtain, and have obtained, a restaurant business license from a local health center. The requirement to obtain this license is that we must have, and we currently do have, an employee to act as a director of food sanitation, and a fire protection manager. Additionally, we must pay consumption tax, corporate tax, social insurance for our employees, as well as welfare pension for our employees. We follow all related guidelines and the company directly pays all such fees in order to remain in compliance.

Employees

Currently, we, “WB Burgers Asia, Inc.”, have only one employee, our sole officer and Director Koichi Ishizuka, who is not compensated at present for his services. Our wholly subsidiary, WB Burgers Japan Co., Ltd. has three officers, Koichi Ishizuka, Chief Executive Officer, Mitsuru Anthony, Co-Chief Operating Officer, and Motoko Hirai, Co-Chief Operating Officer. The biographical information for Mr. Koichi Ishizuka is detailed herein on page 16 and the biographical information for Mr. Mitsuru Anthony and Mr. Motoki Hirai are directly below:

Mitsuru Anthony Ueno

Mitsuru Anthony Ueno, age 48, graduated from UCLA in 2000 with a BA in Italian and Special Fields. In 2010, he obtained his MAFED (Master in Fashion, Experience & Design) from SDA Bocconi School of Management in Milan, Italy. Mr. Ueno is an international marketing, branding and cross border business management specialist and has nearly 20 years of foreign study and working experience. In 2017, Mr. Ueno founded, and remains the owner of, Artigiappone, a Japanese Company offering a handmade bespoke suit brand. Also in 2017, he became an Executive Producer at Photozou Co., Ltd. (Japan), a Company operating an online photo sharing website. In 2019, he became Chief Executive Officer of Forcellon Holding, Inc. Pte. Ltd., a Singapore Company providing international business management and consulting services.

Mitoki Hirai

Mitoki Hirai, age 40, became the Chief Executive Officer of Three Ways Co, Ltd., a company specialized in the production and sale of electric fans, in 2015. In 2017 he opened Yakiniku Mistuboshi, a barbecue restaurant in Nagoya City, and also began to work as a restaurant consultant. In 2019, he opened Tonto, a pork dish restaurant in Nagoya City. In 2020, he became the Chief Executive Officer of Tosapo Co., Ltd. In 2021, Mr. Hirai acquired the Empire Stake House restaurant in Roppongi and he also opened Yakiniku Fujisan, a barbecue restaurant in Ama city.

Aside from the three officers of WB Burgers Japan Co., Ltd., the Company has also hired twenty seven salaried staff members. Two employees are full time, and twenty five employees are part time.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At present, we do not own any properties. However, we do lease our two restaurant locations.

Our first location is currently leased from Arai Co., Ltd., a Japanese realty group,

Details of the Leased Property: The property is located at 6-19-20 No.15 Arai Bldg Jingumae Shibuya-Ku, Tokyo, Japan, which is in a popular shopping location that is only a minute walk from the Omotesando Station. The deposit is 35,000,000 JPY ($304,000) and the monthly rent is 3,850,000 JPY (including tax) ($33,475). The term of the lease extends from November 9, 2021 to January 8, 2024, and has the option to be extended indefinitely for additional two-year periods. The interior space is 157.82 ㎡ (1698.760 square ft), and the terrace space is 145.06 ㎡ (1561.413 square ft), which accounts for a total usable space of 302.88 ㎡ (3260.173 square ft).

Below are a few photographs of this physical restaurant location. Logos and branding of neighboring businesses have been blurred out in the image below.

ネスパス
WAYBACK BURGERS

Craft your own

BORN IN
SHAPED BY TRADITION

表参道
新潟館
ネスパス
WAYBACK BURGERS

In August of 2022, we, through our wholly owned subsidiary, WB Burgers Japan Co., Ltd., entered into and consummated a rental agreement with “Kitchen Depot” for a ghost kitchen in the Tamachi neighborhood of Minato, Tokyo, Japan. We consider this our second location. Kitchen Depot is an unrelated third party, and the rental agreement is for a period of two years, with the option to renew at the conclusion. Pursuant to our agreement with Kitchen Depot, we are to pay Kitchen Depot approximately 187,000 JPY per month, or approximately $1,316. The floor space of this location is approximately 5.92 ㎡ (63.5 square feet).

From this location, as of August 27, 2022, the Company has begun to offer delivery of Wayback Burgers menu items, such as those offered at the Company’s physical “dine in” restaurant location in the Omotesando shopping plaza, located in Tokyo, Japan. This new location only offers a delivery option with no option to dine in.

The address of the Tamachi location is 5-23-16 Shiba, Minato-ku, Tokyo 2F depo3, Japan.

In addition to our two restaurant locations, we also utilize office space provided by our sole officer and director, Koichi Ishizuka, at no cost. This office space is located at 3F K’s Minamiaoyama 6-6-20 Minamiaoyama, Minato-ku,Tokyo, Japan 107-0062. Management estimates such amounts to be immaterial.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was quoted on the over-the-counter market (the “OTC Markets”) in the Pink Open® Market (the “Pink Market”) under the symbol “WBBA”. Given our delinquent SEC Reporting status, we have recently been demoted by the OTC Markets to the “Expert Market” tier under the same symbol.

Quotations in Expert Market securities are restricted from public viewing. We anticipate that we will resume trading on the Pink Open® Market when we are current in our SEC reporting obligations once again. Currently, we are delinquent in filing our Form 10-Q for the quarterly period ended October 31, 2022, and January 31, 2023. We intend to file these reports subsequent to the filing of this Form 10-K, however we cannot state with any level of specificity exactly when each delinquent report will be filed as we remain active in preparing each report.

There is currently a limited trading market in the Company’s shares of common stock. Generally speaking, our shares of common stock are, and have been thinly traded, meaning our shares cannot be easily purchased or sold and have a low volume of shares trading per day which can lead to volatile changes in price per share.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
April 30, 2023	$0.034	$0.0002
January 31, 2023	$0.0445	$0.01
October 31, 2022	$0.0472	$0.0169
July 31, 2022	$0.0672	$0.0185
April 30, 2022	$0.247	$0.021
January, 31, 2022	$0.3455	$0.1101
October 31, 2021	$0.46	$0.162
July 31, 2021	$0.799	$0.18
April 30, 2021 [1]	$0.475	$0.20

1 We were a party to a corporate reorganization, legally effective as of March 31, 2021. Information regarding this reorganization is detailed herein on page 2 and elsewhere herein. Prior to this reorganization, we have no information to report pursuant to the above table. The quarter ending April 30, 2021, only includes data stemming back to March 31, 2021.

Holders

As of June 2, 2023, we have 1,070,718,679 shares of common stock, $0.0001 par value, issued and outstanding and 1,000,000 shares of Series A preferred stock, $0.0001 par value, issued and outstanding. Every one share of Series A Preferred Stock has voting rights equal to 1,000 shares of Common Stock.

As of June 2, 2023, we also have approximately 224 shareholders of record. This is inclusive of Cede and Co., which is deemed to be one shareholder of record. For further clarification, Cede & Co. is currently defined by the “NASDAQ”, as “a Nominee name for The Depository Trust Company, a large clearing house that holds shares in its name for banks, brokers and institutions in order to expedite the sale and transfer of stock.”

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

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On or about about July 1, 2021, we sold 9,090,909 shares of restricted common stock to SJ Capital Co., Ltd., a Japanese Company, at a price of $0.20 per share of common stock. The total subscription amount paid by SJ Capital Co., Ltd. was approximately $1,818,181.80 or approximately 200,000,000 Japanese Yen.

SJ Capital Co., Ltd., is owned and controlled by Senju Pharmaceutical Co., Ltd., a Japanese Company.

Mr. Takeshi Sugisawa, the President of SJ Capital Co., Ltd., authorized the above transaction on behalf of SJ Capital Co., Ltd. Both SJ Capital Co., Ltd., and Senju Pharmaceutical Co., Ltd. are considered non-related parties to the Company. The proceeds from the above sale of shares went to the Company to be used for working capital.

On August 24, 2021, we sold 1,363,636 shares of restricted common stock to Yasuhiko Miyazaki, a Japanese Citizen, at a price of $0.20 per share of common stock. The total subscription amount paid by Yasuhiko Miyazaki was approximately $272,727 or approximately 30,000,000 Japanese Yen. Mr. Yasuhiko Miyazaki is not a related party to the Company. The proceeds from the above sale of shares went to the Company to be used for working capital.

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

On October 22, 2021, we sold 2,252,252 shares of restricted common stock to Shokafulin LLP, a Japan Company, which is controlled by Takuya Watanabe, a Japanese Citizen, at a price of $0.20 per share of common stock. The total subscription amount paid by Shokafulin LLP was approximately $450,450 or approximately 50,000,000 Japanese Yen. Shokafulin LLP and Mr. Watanabe are not related parties to the Company. The proceeds from the above sale of shares went to the Company to be used for working capital.

On December 27, 2021, we sold 1,315,789 shares of restricted Common Stock to Takahiro Fujiwara, Japanese Citizen, at a price of $0.20 per share of Common Stock. The total subscription amount paid by Takahiro Fujiwara was approximately $263,158. Takahiro Fujiwara is not a related party to the Company. The proceeds from the above sale of shares went to the Company to be used for working capital.

On August 8, 2022, we sold 1,586,538 shares of restricted Common Stock to Takahiro Fujiwara, a Japanese Citizen, at a price of $0.032 per share of Common Stock. The total subscription amount paid by Takahiro Fujiwara was approximately $50,769. Takahiro Fujiwara is not a related party to the Company.

On August 8, 2022, we sold 2,403,846 shares of restricted Common Stock to Shokafulin LLP, a Japanese Company, at a price of $0.032 per share of Common Stock. The total subscription amount paid by Shokafulin LLP was approximately $76,923. Shokafulin LLP is not a related party to the Company.

On August 12, 2022, we sold 32,065,458 shares of restricted Common Stock to Asset Acceleration Axis, LLC, a Japanese Company, at a price of $0.032 per share of Common Stock. The total subscription amount paid by Asset Acceleration Axis, LLC was approximately $1,026,094. Asset Acceleration Axis, LLC is not a related party to the Company.

The Company intends to use the proceeds from the aforementioned sales of shares for working capital.

On September 13, 2022, we sold 7,262,324 shares of restricted Common Stock to Asset Acceleration Axis, LLC, a Japanese Company, at a price of $0.032 per share of Common Stock. The total subscription amount paid by Asset Acceleration Axis, LLC was approximately $232,395. Asset Acceleration Axis, LLC is not a related party to the Company.

The Company intends to use the proceeds from the aforementioned sales of shares for working capital.

On February 6, 2023, we sold 10,033,445 shares of restricted Common Stock to Kazuya Iwasaki, a Japanese Citizen, at a price of $0.023 per share of Common Stock. The total subscription amount paid by Kazuya Iwasaki was approximately $230,769. Kazuya Iwasaki is not a related party to the Company.

On February 6, 2023, we sold 3,344,482 shares of restricted Common Stock to Shokafulin LLP, a Japanese Company, at a price of $0.023 per share of Common Stock. The total subscription amount paid by Shokafulin LLP was approximately $76,923. Shokafulin LLP is not a related party to the Company.

The proceeds from these sales went to the Company to be used as working capital.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the audited Financial Statements and notes thereto for the year ended July 31, 2022 and 2021, included under Item 8 “Financial Statements and Supplementary Data” in this Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Report regarding forward-looking statements.

Restatement of Previously Issued Consolidated Financial Statements

We have restated herein our audited consolidated financial statements at July 31, 2021 for the fiscal year ended July 31, 2021. We have also restated impacted amounts within the accompanying footnotes to the consolidated financial statements.

Restatement Background

In August of 2022, the sole director of WB Burgers Asia, Inc.(the “Company”) was advised by M&K CPAs PLLC (“M&K”), its registered independent public accounting firm, that the Company’s previously issued financial statements included in its Annual Reports on Form 10-K for the year ended July 31, 2021, should be restated to correct historical errors related to the recognition of  cash received for the sale of shares, the calculation of the fair market value of shares issued, and classifications due to the recapitalization of the Company. The restated financials also show the differences between this current Form 10-K and the previously filed report due to the consolidation of financial reporting to include all activity of the Company’s wholly owned subsidiary, WB Burgers, Japan Co., Ltd (“WBBJ”). WBBJ became a wholly owned subsidiary of the Company in September of 2021, after the preparation of the previous Form 10-K for the year ended July 31, 2021. As a result, we determined that we would restate such financial statements to correct the accounting errors and also highlight the restatement differences resulting from the financial consolidation of the Company and its subsidiary.

Description of misstatements

(1) Recognition of cash received for the sale of shares and recording of the related issuance of shares

We recorded adjustments for cash received for the sale of common shares that was incorrectly recognized. On July 1, 2021, cash for the purchase of 9,090,909 shares of common stock was received by related party, White Knight Co., Ltd. and was not held by the Company, via its subsidiary, until September 2021. Additionally, these shares were not issued to the purchaser on July 1, 2021 as previously reported but were issued after the fiscal year end, in October 2021.

(2) Recognition of financial activity of wholly owned subsidiary

We recorded adjustments made to the financial statements due to the consolidation of financial information with our wholly owned subsidiary.

(3) Adjustment to the fair market value of shares issued as compensation

We recorded an adjustment to the value of 1,000,000 shares of Series A preferred shares issued as compensation due to the adoption of a third party evaluation of those shares, which differed from our previous valuation.

(4) Retroactive restatements of shares cancelled and returned and shares exchanged in merger and reorganization

We recorded adjustments to the statement of owners’ equity to account for the revision, by the Company’s transfer agent, of the dates of shares cancelled and returned, and also shares exchanged pursuant to a reorganization. These retroactive date changes were due to the recapitalization of the Company pursuant to its reorganization, legally effective March 31, 2021 and when control of the Company passed from our previous controlling shareholder to our current controlling shareholder, who is our CEO and sole director, Koichi Ishizuka.

(5) Reclassification of additional paid-in capital

We reclassed the amount of expenses paid on behalf of the Company on the Statement of Cash Flows to properly report those payments as cash provided by operating activities rather than cash provided by financing activities.

Cash and Cash Equivalents

As of July 31, 2022, and 2021, we had cash and cash equivalents in the amount of $126,669 and $30,021, respectively. The variance in our cash balance from July 31, 2021 to July 31, 2022 is the result of the Company having increased operations, namely our primary dine in and dine out restaurant location in the Omotesando Shopping Plaza, located in Tokyo, Japan. It should be noted that as of July 31, 2022 we had only one restaurant location fully operational. Our second location, our ghost kitchen that provides delivery only, was opened August of 2022.

Assets

Our total assets for July 31, 2022 and July 31, 2021 were $3,760,615 and $2,688,692 respectively. For both periods, our total assets were predominantly from the franchise rights we have acquired from Jakes’ Franchising LLC, a Delaware Limited Liability Company, to operate Wayback Burgers’ Franchise locations.

The Master Franchise Agreement provides our wholly owned subsidiary WB Burgers Japan Co., Ltd., “WBJ”, the right to establish and operate Wayback Burgers restaurants in the country of Japan, and also license affiliated and unaffiliated third parties (“Franchisees”) to establish and operate Wayback Burgers restaurants in the Country of Japan. The Master Franchise Agreement, amongst other things, also provides WBJ the right of first refusal to enter into a subsequent Master Franchise Agreement with Jake’s Franchising, LLC to establish and operate Wayback Burgers restaurants in the Countries of Indonesia, Malaysia (Eastern Malaysia only, Western Malaysia if it becomes available as it is currently licensed to another party), the Philippines, Vietnam, China, India, Korea, Thailand, Singapore, and Taiwan.

From July 31, 2021 to July 31, 2022 our total assets have increased in part due to equipment acquired, inventories acquired, accounts receivable, right of use asset(s), and deposits.

Revenues

For the year ended July 31, 2022, and 2021, we generated revenues of $180,821 and $0 respectively. The variance in revenue year over year is due to the fact that we began generating revenue from our restaurant location in the Omotesando Shopping Plaza, Tokyo Japan. Our cost of revenue was $716,083 for the year ended July 31, 2022 and $0 for the year ended July 31, 2021. The variance, is attributable to the fact that we did not operate a restaurant location in our 2021 fiscal year. Our cost of revenue exceed our cost of revenues for our fiscal year ended July 31, 2022. We believe our gross loss of $535,262 to be attributable, primarily to what we believe to be initial start up costs. In order to remediate our gross loss we believe we will need to increase our revenue. We do not believe that our cost of revenues will proportionally increase with our revenues, and thus, we believe generating more revenue will alleviate our losses we have experienced for the year ended July 31, 2022.

Net Loss

Our general and administrative expenses were $733,744 for the year ended July 31, 2022 and $49,598 for the year ended July 31, 2021. Our Net loss for the year ended July 31, 2022 was $1,567,583 and $196,079. For July 31, 2022, we believe most of these general and administrative expenses were due to initial startup costs incurred, including but not limited to professional fees, franchise rights amortization, and advertising costs. As mentioned above, we believe that in order to remedy our net loss we will require additional revenue. We are currently exploring a means in which to gain more foot traffic into our dine in location. It is the company’s belief that the COVID-19 pandemic has largely contributed to our inability to experience more revenue for the year ended July 31, 2022. It is our believe that easing COVID-19 restrictions in Japan will have a positive impact upon our financial performance moving forward, however we cannot state with any level of specificity what this impact will be given we have not operated prior to the COVID-19 pandemic to compare our results to.

Additional Paid-In Capital

During the period ended July 31, 2022, White Knight forgave a loan to the Company of approximately $2,317,272, which is recorded as additional paid-in capital.

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the Company totaling $55,030 during the period ended July 31, 2022. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

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

During the year ended July 31, 2022, the Company recognized the capital value of its wholly owned subsidiary, Store Foods, as additional paid-in capital in the amount of $8,673.

During the year ended July 31, 2021, the Company recognized the capital value of its wholly owned subsidiary, WB Burgers Japan, as additional paid-in capital in the amount of $91,980.

During the year ended July 31, 2021, the Company issued 1,000,000 shares of preferred stock after a merger and reorganization, which resulted in approximately $53,008 of additional paid-in capital (see Note 11).

At July 31, 2021, the Company recognized $24,399 of imputed interest related to the above payments which was recorded as additional paid-in capital.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

  Index to Financial Statements - WB Burgers Asia, Inc.

(Audited)

Page

Report of Independent Registered Public Accounting Firm (PCAOB FIRM ID - 2738)	F2

Financial Statements:

Consolidated Balance Sheet	F3

Consolidated Statement of Operations	F4

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)	F5

Consolidated Statement of Cash Flows	F6

Notes to Consolidated Audited Financial Statements	F7 - F12

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WB Burgers Asia, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WB Burgers Asia, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its consolidated operations and its cash flows for the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Restatement to Correct Previously Issued Consolidated Financial Statements

 As discussed in Note 2 to the consolidated financial statements, the 2021 consolidated financial statement has been restated to correct misstatements discovered during the current year.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios that raises substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audits Matters

The critical audits matters communicated below are matters arising from the current period audits of the consolidated financial statements that were communicated or required to be communicated to the audits committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audits matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audits matter below, providing separate opinions on the critical audits matters or on the accounts or disclosures to which they relate.

Going Concern

As discussed in Note 4 the Company has negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios that raises substantial doubt about the Company’s ability to continue as a going concern. Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are difficult to substantiate.

We evaluated the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

www.mkacpas.com

We have served as the Company’s auditor since 2022.

Houston, Texas

June 2, 2023

- F2 -

WB Burgers Asia, Inc.

Consolidated Balance Sheet

	July 31, 2022	July 31, 2021 (Restated)

ASSETS

Current Assets
Cash and cash equivalents	$126,669	$30,021
Accounts receivable	11,337	-
Advance payments	14,734	-
Inventories	4,568	-
Prepaid expenses	36,792	-
Total Current Assets	194,100	30,021
Equipment and leasehold improvement, net depreciation	805,882	-
Right of use asset	442,025	-
Deposits	265,115	-
Franchise rights	2,053,493	2,658,671
TOTAL ASSETS	$3,760,615	$2,688,692

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	819	1,005
Income tax payable	520	-
Lease liability, short term	330,066	-
Accrued expenses and other payables	5,040	9,250
Total Current Liabilities	336,445	10,255
Lease liability, long term	148,822	-
Loan to Company – related party, net accumulated interest	-	2,688,989
TOTAL LIABILITIES	485,267	2,699,244

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 1,000,000 issued and outstanding as of July 31, 2022 and July 31, 2021)	100	100
Common stock ($0.0001 par value, 1,500,000,000 shares authorized, 1,014,022,586 and 509,090,909 shares issued and outstanding as of July 31, 2022 and July 31, 2021, respectively)	101,402	50,909
Subscription payable	130,392	-
Stock receivable	-	(1,818,192)
Additional paid-in capital	5,272,374	1,955,557
Accumulated deficit	(1,765,735)	(198,153)
Accumulated other comprehensive income	(463,184)	(773)
Total Stockholders’ Equity	3,275,348	(10,552)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	3,760,615	2,688,692

The accompanying notes are an integral part of these consolidated audited financial statements.

- F3 -

WB Burgers Asia, Inc.

Consolidated Statement of Operations

	Year Ended July 31, 2022	Year Ended July 31, 2021 (Restated)

Revenues	$180,821	$-
Cost of revenue	716,083	-
Gross profit (loss)	$(535,262)	$-

Operating expenses

Share based expense	$-	$53,008
General and administrative expenses	733,744	49,598
Total operating expenses	733,744	102,606
Net operating loss	$(1,269,006)	$(102,606)

Other Income (Loss)
Gain (loss) on foreign currency exchange	60,796	(66,298)
Interest expense	(24,471)	(27,175)
Other income (expense)	(334,317)	-
Total other income (expense)	(297,992)	(93,473)

Income (loss) before income taxes provision	$(1,566,998)	$(196,079)
Provision for income taxes	(585)	-
Net loss	(1,567,583)	(196,079)

Other comprehensive income
Currency translation adjustment	(462,411)	(773)
Comprehensive Loss	$(2,029,294)	$(196,852)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - Basic and Diluted	951,239,800	500,747,198

The accompanying notes are an integral part of these consolidated audited financial statements.

- F4 -

WB Burgers Asia, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Years ended July 30, 2021 (Restated) and July 31, 2022

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Shares Payable	Stock Receivable	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, July 31, 2020	500,000,000	$50,000	-	$-	$-	$-	$(47,926)	$-	$(2,074)	$-
Preferred shares exchanged in merger and reorganization	-	-	1,000,000	100	-	-	52,908	-	-	53,008
Common shares sold by subsidiary	-	-	-	-	-	-	91,980	-	-	91,980
Common shares sold	9,090,909	909	-	-	-	(1,818,192)	1,817,283	-	-	-
Expenses paid on behalf of the company and contributed to capital	-	-	-	-	-		16,913	-	-	16,913
Imputed interest	-	-	-	-	-		24,399	-	-	24,399
Net loss	-	-	-	-	-		-	-	(196,079)	(196,079)
Foreign currency translation	-	-	-	-	-		-	(773)	-	(773)
Balances, July 31, 2021 (Restated)	509,090,909	$50,909	1,000,000	$100	$-	$(1,818,192)	$1,955,557	$(773)	$(198,153)	$(10,552)
Common shares sold	4,931,677	493	-	-	-	-	985,842	-	-	986,335
Common shares issued for controlling interest of subsidiary	500,000,000	50,000	-	-	-	-	(50,000)	-	-	-
Common shares sold by subsidiary	-	-	-	-	-	-	8,673	-	-	8,673
Cash received for shares to be issued	-	-	-	-	130,392	-	-	-	-	130,392
Cash received by subsidiary for common shares sold	-	-	-	-	-	1,818,192	-	-	-	1,818,192
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	-	-	55,030	-	-	55,030
Forgiveness of related party debt, net repayment	-	-	-	-	-		2,317,272	-	-	2,317,272
Net loss	-	-	-	-	-	-	-	-	(1,567,583)	(1,567,583)
Foreign currency translation	-	-	-	-	-	-	-	(462,411)	-	(462,411)
Balances, July 31, 2022	1,014,022,586	$101,402	1,000,000	$100	$130,392	$-	$5,272,374	$(463,184)	$(1,765,735)	$3,275,348

The accompanying notes are an integral part of these consolidated audited financial statements.

- F5 -

WB Burgers Asia, Inc.

Consolidated Statement of Cash Flows

	Year Ended July 31, 2022	Year Ended July 31, 2021 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,567,583)	$(196,079)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	73,669	-
Amortization	122,659	22,341
Imputed interest	-	24,399
Expenses paid on behalf of the Company and contributed to capital	55,030	16,913
Capital contribution	8,673	91,980
Preferred shares exchanged in merger and reorganization	-	53,008
Changes in current assets and liabilities:
Accounts receivable	(12,758)	-
Inventories	(5,141)	-
Other assets	(142,050)	-
Accounts payable	7,362	1,001
Prepaid expenses	(57,983)	-
Income tax payable	-	-
Accrued expenses and other payables	(124,055)	9,250
Net cash used in operating activities	(1,642,177)	22,813
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of franchise rights	-	(2,275,204)
Purchase fixed assets	(980,539)	-
Net cash used in investing activities	(980,539)	(2,275,204)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from the sale of stock	2,934,919	-
Borrowings on debt from related party	2,663,833	2,283,065
Principal payments on debt – related party	(2,910,093)	-
Net cash provided by financing activities	2,688,659	2,286,065

Net effect of exchange rate changes on cash	$30,704	$(653)

Net increase in cash and cash equivalents	$96,648	$30,021
Beginning cash and cash equivalents balance	30,021	-
Ending cash and cash equivalents balance	$126,669	$30,021

Non-Cash transactions:
Shares issued for controlling interest of subsidiary	$50,000	$-
Purchase of franchise right by related party	-	395,673
Established operating lease asset and liability	$653,704	$-
Stock receivable for shares issued for cash	$-	$1,818,192
Forgiveness of loan from related party	$2,371,272	$-

Cash paid for:
Interest	$24,477	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated audited financial statements.

- F6 -

WB Burgers Asia, Inc.

Notes to Consolidated Audited Financial Statements

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

On May 4, 2021, the Company entered into a Share Purchase Agreement (the “Agreement”) by and among Flint Consulting Services, LLC, a Wyoming Limited Liability Company (“FLINT”), and White Knight Co., Ltd., a Japan Company (“WKC”), pursuant to which, on May 7, 2021, (“Closing Date”), FLINT sold 405,516,868 shares of the Company’s Restricted Common Stock and 1,000,000 Shares of Series A Preferred Stock, representing approximately 93.70% voting control of the Company. WKC paid consideration of three hundred twenty-five thousand dollars ($325,000) (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with WKC becoming the Company’s largest controlling stockholder.

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

On September 14, 2021, we acquired 100% of the equity interest of WB Burgers Japan Co., Ltd., a Japan Company. Following the acquisition, we ceased to be a shell company and adopted the same business plan as that of our now wholly owned subsidiary, WB Burgers Japan Co., Ltd. WB Burgers Japan Co. (“WBBJ”), which we now operate through and share the same business plan of, holds the rights to the “Master Franchise Agreement” with Jakes’ Franchising LLC, a Delaware Limited Liability Company, as it pertains to the establishment and operation of Wayback Burger Restaurants within the country of Japan. The Master Franchise Agreement provides WBBJ the right to establish and operate Wayback Burgers restaurants in the country of Japan, and also license affiliated and unaffiliated third parties (“Franchisees”) to establish and operate Wayback Burgers restaurants in the Country of Japan. The Master Franchise Agreement, amongst other things, also provides WBBJ the right of first refusal to enter into a subsequent Master Franchise Agreement with Jake’s Franchising, LLC to establish and operate Wayback Burgers restaurants in the Countries of Indonesia, Malaysia (Eastern Malaysia only, Western Malaysia if it becomes available as it is currently licensed to another party), the Philippines, Vietnam, China, India, Korea, Thailand, Singapore, and Taiwan. At the time these shares were issued and WBBJ became the wholly owned subsidiary of the Company, all rights and obligations previously held by WBBJ, particularly the franchise rights of approximately $2.7 million and the associated related party loan, became those of the Company. This was a common control transaction and we have shown this consolidation retrospectively in the restatement of the fiscal 2021 financial statements (see Notes 2 and 10).

On February 9, 2022, we incorporated Store Foods Co., Ltd. (“Store Foods”), a Japan Company. Store Foods is now a wholly owned subsidiary of the Company and currently Koichi Ishizuka is the sole Officer and Director. As of July 31, 2022, operations for Store Foods had not yet commenced. As a result, we now have two wholly owned subsidiaries, WB Burgers Japan Co., Ltd, and Store Foods Co., Ltd., both of which are Japan Companies.

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

- F7 -

Note 2 - Restatement of Previously Issued Consolidated Financial Statements

We have restated herein our audited consolidated financial statements at July 31, 2021  for the fiscal year ended July 31, 2021. We have also restated impacted amounts within the accompanying footnotes to the consolidated financial statements.

Restatement Background

In August of 2022, the sole director of WB Burgers Asia, Inc.(the “Company”) was advised by M&K CPAs PLLC (“M&K”), its registered independent public accounting firm, that the Company’s previously issued financial statements included in its Annual Reports on Form 10-K for the year ended July 31, 2021, should be restated to correct historical errors related to the recognition of  cash received for the sale of shares, the calculation of the fair market value of shares issued, and classifications due to the recapitalization of the Company. The restated financials also show the differences between this current Form 10-K and the previously filed report due to the consolidation of financial reporting to include all activity of the Company’s wholly owned subsidiary, WB Burgers, Japan Co., Ltd (“WBBJ”). WBBJ became a wholly owned subsidiary of the Company in September of 2021, after the preparation of the previous Form 10-K for the year ended July 31, 2021. As a result, we determined that we would restate such financial statements to correct the accounting errors and also highlight the restatement differences resulting from the financial consolidation of the Company and its subsidiary.

Description of misstatements

(1) Recognition of cash received for the sale of shares and recording of the related issuance of shares

We recorded adjustments for cash received for the sale of common shares that was incorrectly recognized. On July 1, 2021, cash for the purchase of 9,090,909 shares of common stock was received by related party, White Knight Co., Ltd. and was not held by the Company, via its subsidiary, until September 2021. Additionally, these shares were not issued to the purchaser on July 1, 2021 as previously reported but were issued after the fiscal year end, in October 2021.

(2) Recognition of financial activity of wholly owned subsidiary

We recorded adjustments made to the financial statements due to the consolidation of financial information with our wholly owned subsidiary.

(3) Adjustment to the fair market value of shares issued as compensation

We recorded an adjustment to the value of 1,000,000 shares of Series A preferred shares issued as compensation due to the adoption of a third party evaluation of those shares, which differed from our previous valuation.

(4) Retroactive restatements of shares cancelled and returned and shares exchanged in merger and reorganization

We recorded adjustments to the statement of owners’ equity to account for the revision, by the Company’s transfer agent, of the dates of shares cancelled and returned, and also shares exchanged pursuant to a reorganization. These retroactive date changes were due to the recapitalization of the Company pursuant to its reorganization, legally effective March 31, 2021 and when control of the Company passed from our previous controlling shareholder to our current controlling shareholder, who is our CEO and sole director, Koichi Ishizuka.

(5) Reclassification of additional paid-in capital

We reclassed the amount of expenses paid on behalf of the Company on the Statement of Cash Flows to properly report those payments as cash provided by operating activities rather than cash provided by financing activities.

Description of Restatement Tables

The following tables represent our restated consolidated balance sheet, consolidated statement of operations, consolidated statement of stockholders’ equity, and consolidated statements of cash flow for the year ended July 31, 2021. In the restated consolidated financial statement tables, we have presented a reconciliation from our prior period as previously reported to the restated values. The values as previously reported for fiscal year 2021 were derived from our 2021 Annual Report, filed on November 3, 2021.

WB BURGERS ASIA, INC.
CONSOLIDATED BALANCE SHEET

	July 31, 2021
ASSETS:	As Previously Reported		Restatement Impacts		Restatement Reference	As Restated

CURRENT ASSETS:
Cash and cash equivalents	$1,818,192		$(1,788,171)		(1)(2)	$30,021
Total current assets	1,818,192		(1,788,171)			30,021
Franchise rights		-	2,658,671		(2)	2,658,671
TOTAL ASSETS	$1,818,192		$870,500			$2,688,692

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$-		$1,005		(2)	$1,005
Accrued expenses	9,250		-			9,250
Total current liabilities	9,250		1,005			10,255

Loan to Company - related party, net accumulated interest	-		2,688,989		(2)	2,688,989
TOTAL LIABILITIES	9,250		2,689,994			2,699,244

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, 1,000,000 issued and outstanding, as of July 31, 2021	100			-		100
Common stock, $.0001 par value, 1,500,000,000 shares authorized; 509,090,909 issued and outstanding as of July 31, 2021	50,909		-			50,909
Stock receivable	-		(1,818,192)		(1)	(1,818,192)
Additional paid-in capital	1,886,170		69,387		(2)(3)	1,955,557
Accumulated deficit	(128,237)		(69,916)			(198,153)
Accumulated comprehensive income	-		(773)		(2)	(773)
TOTAL STOCKHOLDERS’ EQUITY	1,818,192		(1,828,744)			(10,552)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,818,192		$870,500			$2,688,692

(1)	Sale of common shares recognition – The correction of these misstatements resulted in a decrease to cash and cash equivalents of $1,818,192 and a corresponding decrease of $1,818,192 to stock receivable in stockholders’ equity.

(2)

Subsidiary adjustments – The inclusion of the fiscal 2021 financial activity of our wholly owned subsidiary resulted in an increase to total assets of $2,688,692, an increase of $2,689,994 to total liabilities, a decrease of $773 to accumulated comprehensive income and an increase to additional paid-in capital of $116,379.

(3)

Shares valuation adjustment – The correction of these misstatements resulted in a decrease of $46,992 to additional paid-in capital.

See description of the accumulated deficit impacts in the Consolidated Statement of Operations for the year ended July 31, 2021 included below.

WB BURGERS ASIA, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	July 31, 2021
	As Previously Reported		Restatement Impacts	Restatement Reference	As Restated

OPERATING EXPENSES:
General and administrative	26,163		23,435	(2)	49,598
Share based expense	100,000		(46,992)	(3)	53,008
Total operating expenses	126,163		(23,557)		102,606
OPERATING LOSS	(126,163)		23,557		$(102,606)

OTHER INCOME (EXPENSE):
Gain (loss) on foreign currency exchange	-		(66,298)	(2)	(66,298)
Interest expense	-		(27,175)	(2)	(27,175
Total other income (expense)	-		(93,473)		(93,473

NET LOSS	(126,163)		(69,916)		(196,079)

OTHER COMPREHENSIVE INCOME
Currency translation adjustment		-	(773)	(2)	(773)
COMPREHENSIVE LOSS	(126,163)		(70,689)		(196,852)

Basic and diluted net loss per common share	$(0.00)		$-		$(0.00)

Weighted average number of common shares outstanding – Basic and diluted	500,772,105		(24,907)	(1)	500,747,198

(1)	Sale of common shares recognition – The correction of these misstatements resulted in a decrease to weighted average number of common shares outstanding of 24,907.
(2)	Subsidiary adjustments - The inclusion of the fiscal 2021 financial activity of our wholly owned subsidiary resulted in an increase to operating loss of $23,435, an increase to net loss of $116,908 and an increase to total comprehensive loss of $117,681.
(3)	Shares valuation adjustment – The correction of these misstatements resulted in a decrease to operating loss of $46,992.

WB BURGERS ASIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Restatement	Series A Preferred			Common Stock		Stock Receivable		Additional Paid-in		Accumulated Other Comprehensive	Accumulated
	Reference	Shares		Amount	Shares	Amount			Capital		Income	Deficit	Total

YEAR ENDED JULY 31, 2021 (As Previously Reported)

JULY 31, 2020		-		$-	1,000,000	$1,000	$-		$1,074		$-	$(2,074)	$-
Common shares returned to the Company		-		-	(1,000,000)	(1,000)		-	1,000		-	-	-
Common shares exchanged in reorganization		-		-	500,000,000	50,000		-	(50,000)		-	-	-
Series A preferred shares exchanged in reorganization		1,000,000		100	-	-			99,900		-	-	100,000
Common shares sold		-		-	9,090,909	909		-	1,817,283		-	-	1,818,192
Expenses paid on behalf of the Company and contributed to capital			-	-	-	-		-	16,913		-	-	16,913
Net loss		-		-	-	-			-		-	(126,163)	(126,163)
JULY 31, 2021		1,000,000		$100	509,090,909	$50,909		-	$1,886,170		$-	$(128,237)	$1,808,942

YEAR ENDED JULY 31, 2021 (Restatement Impact)

JULY 31, 2020	(4)	-		$-	500,000,000	$50,000		$-	$(47,926)		$-	$(2,074)	$-
Preferred shares exchanged in merger and reorganization	(3)	1,000,000		100	-	-		-	52,908		-	-	53,008
Common shares sold by subsidiary	(2)	-		-	-	-		-	91,980		-	-	91,980
Common shares sold	(1)	-		-	9,090,909	909		(1,818,192)	1,817,283		-	-	-
Expenses paid on behalf of the company and contributed to capital		-		-	-	-		-	16,913		-	-	16,913
Imputed interest	(2)	-		-	-	-		-	24,399		-	-	24,399
Net income		-		-	-	-		-	-		-	(196,079)	(196,079)
Foreign currency translation	(2)	-		-	-	-		-		-	(773)	-	(773)
JULY 31, 2021		1,000,000		$100	509,090,909	$50,909		$(1,818,192)	$1,955,557		$(773)	$(198,153)	$(10,552)

See descriptions of the net income and accumulated deficit impacts in the consolidated statement of operations for the year July 31, 2021 above.

See Note 2 - Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (1), (2), (3) and (4).

WB BURGERS ASIA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended July 31, 2021
	As previously reported		Restatement Impacts	Restatement Reference	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(126,163)		$(69,916)	(2) (3)	$(196,079)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization	-		22,341	(2)	22,341
Imputed interest	-		24,399	(2)	24,399
Expenses paid on behalf of the Company and contributed to capital	-		16,913	(5)	16,913
Capital contribution	-		91,980	(2)	91,980
Preferred shares exchanged in merger and reorganization	100,000		(46,992)	(3)	53,008
Changes in operating assets and liabilities:
Accounts payable	-		1,001	(2)	1,001
Accrued liabilities and other payables	9,250		-		9,250
Net cash provided by(used in) operating activities	(16,913)		39,726		22,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of franchise rights		-	(2,275,204)	(2)	(2,275,204)
Net cash used in investing activities	-		(2,275,204)		(2,275,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares sold	1,818,192		(1,818,192)	(1)	-
Expenses contributed to capital	16,913		(16,913)	(5)	-
Borrowings on debt from related party	-		2,283,065	(2)	2,283,065
Net cash provided by financing activities	1,835,105		447,960		2,283,065

Net effect of exchange rate changes on cash		-	(653)		(653)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,818,192		(1,788,171)	(1)(2)	30,021
CASH, BEGINNING OF PERIOD	-		-		-
CASH, END OF PERIOD	$1,818,192		$(1,788,171)		$30,021

See description of the net income impacts in the Consolidated Statement of Operations for the year ended July 31, 2021 included above.

See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for a description of the misstatements in each category of restatements referenced by (1), (2), (3) and (5).

Note 3 - Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at July 31, 2022 and July 31, 2021 were $126,669 and $30,021, respectively.

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

Foreign currency translation

The Company maintains its books and records in its local currency, Japanese YEN (“JPY”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of shareholders’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	July 31,

	2022	2021
Current JPY:US$1 exchange rate	134.61	109.49
Average JPY:US$1 exchange rate	119.62	109.69

Comprehensive income or loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of shareholders’ equity consists of changes in unrealized gains and losses on foreign currency translation.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out (“FIFO”) method, and are valued at the lower of cost or market value. This valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

Fixed assets and depreciation

Property, plant and equipment are stated at cost less depreciation and impairment loss. The initial cost of the assets comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the respective assets.

ROU lease assets and liabilities

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

Franchise Rights and amortization

Franchise rights are stated at cost less amortization. Initial cost of the asset comprises the deposit and fees paid to the franchisor. Amortization is calculated using the straight-line method over the life of the recognized asset, which is the duration of the contract held between the Company and the franchisor.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at July 31, 2022 and July 31, 2021 except for an accrual of $520 for Japanese income taxes payable by our wholly owned subsidiary, WB Burgers Japan Co., Ltd.

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

- F8 -

The Company does not have any potentially dilutive instruments as of July 31, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2022 and 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of July 31, 2022.

The Company’s stock-based compensation for the periods ended July 31, 2022 and July 31, 2021 were $0 and $53,008, respectively.

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

Note 4 - Going Concern

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

Note 5 - Income Taxes

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

- F9 -

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

As of July 31, 2022, the Company has incurred a net loss of approximately $1,712,727 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $359,673 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on August 30, 2019, and our fiscal year end of July 31, 2022, we have completed three taxable fiscal years as of July 31, 2022.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $359,673 which begins expiring in 2036. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company’s deferred tax assets are as follows:

	July 31,

	2022	2021
Deferred tax asset, generated from net operating loss	$359,673	$30,480
Valuation allowance	(359,673)	(30,480)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate 21.0%	21.0%
Increase in valuation allowance (21.0%)	(21.0%)
Effective income tax rate 0.0%	0.0%

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 6 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of July 31, 2022 and 2021.

Note 7 - Fixed Assets

Fixed assets are stated at cost and depreciated using the straight-line method over their estimated useful lives. When retired or otherwise disposed, the carrying value and accumulated depreciation of the fixed asset is removed from its respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Expenditures for maintenance and repairs which do not extend the useful lives of the related assets are expensed as incurred.

As of July 31, 2022 and 2021 fixed assets were made up of the following:

	Estimated
	Useful
	Life	July 31,	July 31,
	(approx. years)	2022	2021
Furniture fixtures and equipment	5	$48,408	$-
Furniture fixtures and equipment	6	16,178	-
Furniture fixtures and equipment	8	178,807	-
Leasehold improvement	Remaining Lease Term	636,158	-
		879,551	-
Accumulated depreciation		(73,669)	-
Net book value		$805,882	$-

Total depreciation expense for the years ended July 31, 2022 and 2021, was $73,669 and $0, respectively, all of which was recorded in our general and administrative expenses on our statement of operations.

Note 8 - Right of Use Asset

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

Our adoption of ASU 2016-02, Leases (Topic 842), and subsequent ASUs related to Topic 842, requires us to recognize substantially all leases on the balance sheet as an ROU asset and a corresponding lease liability. The new guidance also requires additional disclosures as detailed below.

We determine if a contract is a lease at the inception of the arrangement. We review all options to extend, terminate, or purchase the ROU assets, and when reasonably certain to exercise, we include the option in the determination of the lease term and lease liability.

Lease ROU assets and liabilities are recognized at commencement date of the lease, based on the present value of lease payments over the lease term. The lease ROU asset also includes any lease payments made and excludes any lease incentives. When readily determinable, we use the implicit rate in determining the present value of lease payments. When leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date, including the lease term.

The tables below present financial information associated with our leases. As noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption. The initial recognition of the ROU operating lease was $653,704 for both the ROU asset and ROU liability. As of July 31, 2022, the ROU lease liability was $442,025.

	Balance Sheet Classification	July 31, 2022	July 31, 2021

Right-of-use assets	Lease asset long	$442,025	$-
Current lease liabilities	Short-term lease liability	330,066	-
Non-current lease liabilities	Lease liability long term	148,822	-

Maturities of lease liabilities as of January 31, 2023 are as follows:

2021	-
2022	135,928
2023	335,604
2024 and beyond	7,356
Total	478,888
Add(Less): Imputed interest	-
Present value of lease liabilities	478,888

- F10 -

Note 9 - Deposits

During the period ended July 31, 2022, the Company paid two security deposits for the leased office and restaurant space totaling approximately $265,115.

Note 10 - Franchise Rights

On June 9, 2021, our wholly owned subsidiary, WB Burgers Japan Co., Ltd (WBBJ), entered into a Master Franchise Agreement with Wayback Burgers. Compensation of approximately $2,275,204 was paid by WBBJ to Jake Franchise for these franchise rights. These funds were borrowed from related party White Knight. In addition, White Knight paid approximately $395,673 directly to Jake Franchise which was also considered a loan to the company. These payments were originally combined as a loan to the Company and $2,317,272 of this loan has since been forgiven and is posted as additional paid-in capital. The franchise rights are being amortized over a 20 year period. The amortization expense was approximately $122,659 and approximately $24,399  for the years ended July 31, 2022 and 2021, respectively.

Note 11 - Accrued Expenses and Other Payables

Accrued expenses and other payables totaled $5,040 and $9,250 at July 31, 2022 and July 31, 2021, respectively, and consisted primarily of professional fees.

Note 12 - Other Income (Expense)

Other income (expense) totaled $(334,317) for the year ended July 31, 2022. This amount includes the expense of related party loan receivable, totaling $(235,507), the expense of tax receivable, totaling $(158,676), and the income of $59,866 resulting from a refund of Japanese consumption tax previously paid by the Company.

Note 13 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 1,000,000 Series A preferred shares issued and outstanding as of July 31, 2022 and July 31, 2021. Our Certificate of Incorporation authorizes the issuance of up to 200,000,000 shares of Preferred Stock with designations, rights and preferences to be determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that we will not do so in the future.

Of the 200,000,000 shares of preferred stock, 1,000,000 shares are designated as Series A Preferred Stock, $0.0001 par value each. Series A Preferred stock pay no dividends, have no right to convert into common stock or any other class of securities of the Corporation, and each share of Series A Preferred Stock shall have voting rights equal to one thousand (1,000) votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series A Preferred Stock shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation's Certificate of Incorporation or by-laws.

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

Each share of Predecessor’s common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Successor common stock. The controlling shareholder of the Predecessor, Flint Consulting Services, LLC, (“Flint”) a Wyoming limited liability company became the same control shareholder of the Successor. Jeffrey DeNunzio, as sole member of Flint is deemed to be the indirect and beneficial holder of 1,000,000 shares of Series A Preferred Stock of the Company representing approximately .17% voting control of the Company. Paul Moody, our former sole officer/director is the same officer/director of the Predecessor. The Series A Preferred    shares were valued by a third party, retroactively (see Note 2) at approximately $.053 per share when issued .

On May 4, 2021, the Company entered into a Share Purchase Agreement (the “Agreement”) by and among Flint Consulting Services, LLC, a Wyoming Limited Liability Company (“FLINT”), and White Knight Co., Ltd., a Japan Company (“WKC”), pursuant to which, on May 7, 2021, (“Closing Date”), FLINT sold 405,516,868 shares of the Company’s Restricted Common Stock and 1,000,000 Shares of Series A Preferred Stock, representing approximately 93.70% voting control of the Company. WKC paid consideration of three hundred twenty-five thousand dollars ($325,000) (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with WKC becoming the Company’s largest controlling stockholder.

The sole shareholder of White Knight Co., Ltd., a Japanese Company, is Koichi Ishizuka.

Common Stock

The authorized common stock of the Company consists of 1,500,000,000 shares with a par value of $0.0001. There were 1,014,022,586 and 509,090,909 shares of common stock issued and outstanding as of July 31, 2022 and July 31, 2021, respectively.

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

- F11 -

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

On May 4, 2021, the Company entered into a Share Purchase Agreement (the “Agreement”) by and among Flint Consulting Services, LLC, a Wyoming Limited Liability Company (“FLINT”), and White Knight Co., Ltd., a Japan Company (“WKC”), pursuant to which, on May 7, 2021, (“Closing Date”), FLINT sold 405,516,868 shares of the Company’s Restricted Common Stock and 1,000,000 Shares of Series A Preferred Stock, representing approximately 93.70% voting control of the Company. WKC paid consideration of three hundred twenty-five thousand dollars ($325,000) (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with WKC becoming the Company’s largest controlling stockholder.

The sole shareholder of White Knight Co., Ltd., a Japanese Company, is Koichi Ishizuka.

On July 1, 2021, we filed an amendment to our Articles of Incorporation with the Nevada Secretary of State, resulting in an increase to our authorized shares of common stock from 500,000,000 to 1,500,000,000.

Subsequent to the above action, on or about July 1, 2021, related party White Knight (WK) received cash for 9,090,909 shares of restricted common stock to SJ Capital Co., Ltd., a Japanese Company, at a price of $0.20 per share of common stock. The total subscription amount paid by SJ Capital Co., Ltd. was approximately $1,818,181.80 or approximately 200,000,000 Japanese Yen. These funds were transferred from WK to WBBJ on September 17, 2021. The 9,090,909 shares were issued to the shareholder in October 2021.

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

On September 14, 2021 we entered into an “Acquisition Agreement” with White Knight Co., Ltd., a Japan Company, whereas we issued 500,000,000 shares of restricted common stock to White Knight Co., Ltd., in exchange for 100% of the equity interests of WB Burgers Japan Co., Ltd., a Japan Company. Pursuant to the agreement, on October 1, 2021, White Knight Co., Ltd. has agreed to, and has subsequently forgiven any outstanding loans with WB Burgers Japan Co., Ltd. as of October 1, 2021. Following this transaction, WB Burgers Japan Co., Ltd. became our wholly owned subsidiary which we now operate through.      WB Burgers Japan Co. (“WBBJ”), which we now operate through and share the same business plan of, holds the rights to the “Master Franchise Agreement” with Jakes’ Franchising LLC, a Delaware Limited Liability Company, as it pertains to the establishment and operation of Wayback Burger Restaurants within the country of Japan. The Master Franchise Agreement provides WBBJ the right to establish and operate Wayback Burgers restaurants in the country of Japan, and also license affiliated and unaffiliated third parties (“Franchisees”) to establish and operate Wayback Burgers restaurants in the Country of Japan. The Master Franchise Agreement, amongst other things, also provides WBBJ the right of first refusal to enter into a subsequent Master Franchise Agreement with Jake’s Franchising, LLC to establish and operate Wayback Burgers restaurants in the Countries of Indonesia, Malaysia (Eastern Malaysia only, Western Malaysia if it becomes available as it is currently licensed to another party), the Philippines, Vietnam, China, India, Korea, Thailand, Singapore, and Taiwan. At the time these shares were issued and WBBJ became the wholly owned subsidiary of the Company, all rights and obligations previously held by WBBJ, particularly the franchise rights of approximately $2.7 million and the associated related party loan, became those of the Company. This was a common control transaction and we have shown this consolidation retrospectively in the restatement of the fiscal 2021 financial statements (see Notes 2 and 10).

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

Additional Paid-In Capital

During the period ended July 31, 2022, White Knight forgave a loan to the Company of approximately $2,317,272, which is recorded as additional paid-in capital.

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the Company totaling $55,030 during the period ended July 31, 2022. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

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

During the year ended July 31, 2022, the Company recognized donated capital from its wholly owned subsidiary, Store Foods, as additional paid-in capital in the amount of $8,673,

During the year ended July 31, 2021, the Company recognized donated capital from its wholly owned subsidiary, WB Burgers Japan, as additional paid-in capital in the amount of $91,980.

During the year ended July 31, 2021, the Company issued 1,000,000 shares of preferred stock after a merger and reorganization, which resulted in approximately $53,008 of additional paid-in capital.     This valuation used the subsequent May 2021 purchase of these and 405,516,868 common shares by the current controlling shareholder to calculate the relative fair market value of the 1,000,000 shares of Series A Preferred Stock (see Note 13).

At July 31, 2021, the Company recognized $24,399 of imputed interest related to the above payments which was recorded as additional paid-in capital.

Shares payable

On or about July 29, 2022, the Company received funds totaling approximately $130,392 from two perspective shareholders to be used to finalize the sale of common shares, which took place August 8, 2022. No shares were issued until August 8, 2022 (See Note 15). The $130,392 will be reclassed as cash received for the sale of common shares during the first quarter of the following fiscal year.

Note 14 - Related-Party Transactions

Purchase of wholly owned subsidiary

On September 14, 2021, we entered into an “Acquisition Agreement” with related party White Knight Co., Ltd., a Japan Company, whereas we issued 500,000,000 shares  of restricted common stock to White Knight Co., Ltd., in exchange for 100% of the equity interests of WB Burgers Japan Co., Ltd., a Japan Company. Pursuant to the agreement, on October 1, 2021, White Knight Co., Ltd. has agreed to, and has subsequently forgiven any outstanding loans with WB Burgers Japan Co., Ltd. as of October 1, 2021. Following this transaction, WB Burgers Japan Co., Ltd. became our wholly owned subsidiary which we now operate through (see Note 13   Common stock).

Additional Paid-In Capital

During the period ended July 31, 2022, White Knight forgave a loan to the Company of approximately $2,317,272, which is recorded as additional paid-in capital.

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the Company totaling $55,030 during the period ended July 31, 2022. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

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

Note 15 - Subsequent Events

On August 8, 2022, we sold 1,586,538 shares of restricted Common Stock to Takahiro Fujiwara, a Japanese Citizen, at a price of $0.032 per share of Common Stock. The total subscription amount paid by Takahiro Fujiwara was approximately $50,769. Takahiro Fujiwara is not a related party to the Company.

On August 8, 2022, we sold 2,403,846 shares of restricted Common Stock to Shokafulin LLP, a Japanese Company, at a price of $0.032 per share of Common Stock. The total subscription amount paid by Shokafulin LLP was approximately $79,623. Shokafulin LLP is not a related party to the Company.

On August 12, 2022, we sold 32,065,458 shares of restricted Common Stock to Asset Acceleration Axis, LLC, a Japanese Company, at a price of $0.032 per share of Common Stock. The total subscription amount paid by Asset Acceleration Axis, LLC was approximately $1,026,094. Asset Acceleration Axis, LLC is not a related party to the Company.

On September 13, 2022, we sold 7,262,324 shares of restricted Common Stock to Asset Acceleration Axis, LLC, a Japanese Company, at a price of $0.032 per share of Common Stock. The total subscription amount paid by Asset Acceleration Axis, LLC was approximately $232,395. Asset Acceleration Axis, LLC is not a related party to the Company.

On February 6, 2023, we sold 10,033,445 shares of restricted Common Stock to Kazuya Iwasaki, a Japanese Citizen, at a price of $0.023 per share of Common Stock. The total subscription amount paid by Kazuya Iwasaki was approximately $230,769. Kazuya Iwasaki is not a related party to the Company.

On February 6, 2023, we sold 3,344,482 shares of restricted Common Stock to Shokafulin LLP, a Japanese Company, at a price of $0.023 per share of Common Stock. The total subscription amount paid by Shokafulin LLP was approximately $76,923. Shokafulin LLP is not a related party to the Company.

The Company intends to use the proceeds from the aforementioned sales of shares for working capital.

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

- F12 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s Chief Chief Executive Officer who also serves as our Principal Financial Officer, Koichi Ishizuka, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Koichi Ishizuka, concluded that the disclosure controls and procedures are ineffective.

Our Chief Executive Officer and Chief Financial Officer, Koichi Ishizuka, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report July 31, 2022 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of July 31, 2022, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, Koichi Ishizuka, who serves as our Chief Executive Officer, and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The matters involving internal controls and procedures that our Chief Executive Officer, Koichi Ishizuka, considered to be material weaknesses under the standards of the Committee of Sponsoring Organizations of Treadway Commission were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, and lack of an audit committee.

The Company believes that the material weaknesses are due to the Company’s limited resources and early stages of development, which have not allowed enough time for the Company to remedy any such weaknesses.

Our Chief Executive Officer, Koichi Ishizuka, believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended July 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Mr. Koichi Ishizuka, Age 52 - Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer

Background of Mr. Koichi Ishizuka

Mr. Koichi Ishizuka attended the University of Aoyama Gakuin where he received his MBA in 2004. Several years later in 2011 he graduated from the Advanced Management Program at Harvard School of Business. Following Mr. Ishizuka’s formal education, he took a position as the head of marketing with Thomson Reuters, a mass media and information firm. Thereafter, he served as the CEO of Xinhua Finance Japan in 2006, Fate Corporation in 2008, and LCA Holdings., Ltd in 2009. Currently, Mr. Ishizuka serves as the Chief Executive Officer of OFF Line Co., Ltd., Photozou Co., Ltd., Photozou Holdings, Inc., Photozou Koukoku Co., Ltd., Off Line International, Inc. and OFF Line Japan Co., Ltd. He has held the position of CEO with OFF Line Co., Ltd. since 2013, Photozou Co., Ltd since 2016, Photozou Holdings, Inc since 2017, Photozou Koukoku Co., Ltd. since 2017, Zentrum Holdings, Inc. (formerly known as Off Line International, Inc.) since 2019 and OFF Line Japan Co., Ltd. since 2018. On November 18, 2020 he was appointed as Chief Financial Officer and Director, and on December 28, 2021 he was appointed Chief Executive Officer, of Next Meats Holdings, Inc.; he holds these positions to this date. Koichi Ishizuka also has an equity interest in Next Meats Holdings, Inc. Koichi Ishizuka is also Chief Financial Officer of Next Meats Co., Ltd., a Japanese alternative meat company. Since its inception on April 14, 2021, Koichi Ishizuka has served as CEO of WB Burgers Japan Co., Ltd., a Japanese Company. On May 7, 2021, Mr. Koichi Ishiukza was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Business Solutions Plus, Inc., which is now known as WB Burgers Asia, Inc. On July 23, 2021, Mr. Ishizuka was appointed as Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director of Dr. Foods, Inc. (formerly known as Catapult Solutions, Inc.). On March 21, 2022, Mr. Ishizuka was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Perfect Solutions Group, Inc.

As of the date of this filing, there has not been any material plan, contract, or arrangement (whether or not written) to which our sole officer and director are a party in connection with their appointments at WB Burgers Asia, Inc.

Employees

As of June 2, 2023, we, WB Burgers Asia, Inc., have no employees outside of our sole officer and director, Koichi Ishizuka. We do not have an employment or consulting agreement with Mr. Ishizuka. Mr. Ishizuka has not received any monetary compensation by the Company and or its subsidiaries through our most recent fiscal year end July 31, 2022.

Our wholly owned subsidiary, WB Burgers Japan Co., Ltd., aside from its three officers, has a total of twenty seven employees, two of whom are full time and twenty five of whom are part time, which are comprised primarily of staff members who operate our two restaurant locations.

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

In lieu of an Audit Committee, the Company’s Board of Directors, consisting solely of Koichi Ishizuka, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. Our sole officer and Director reviews the Company's internal accounting controls, practices, and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Currently, our sole officer and Director, Koichi Ishizuka, is performing the functions of such committees.

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

We believe that our sole Director, Koichi Ishizuka, is currently capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

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

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors, which presently consists solely of Koichi Ishizuka, believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer, Koichi Ishizuka, at the address appearing on the first page of this Annual Report.

Item 11. Executive Compensation.

Summary Compensation Table:

Name and principal position	Year Ended July 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Koichi Ishizuka Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director	2022	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0
Paul Moody, Former Sole Officer and Director	2022	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0

Note to above table: On May 7, 2021, Mr. Paul Moody resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director. On May 7, 2021, Mr. Koichi Ishizuka was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

Compensation of Directors

The table above summarizes all compensation of our directors through our most recent fiscal year end July 31, 2022.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with our sole officer and director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of June 2, 2023, the Company has 1,070,718,679 shares of common stock and 1,000,000 shares of Series A Preferred Stock issued and outstanding. which number of issued and outstanding shares of common stock and preferred stock have been used throughout this report. Every one share of Series A Preferred Stock has voting rights equal to 1,000 shares of Common Stock.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares Preferred Stock Are Able to Vote	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Koichi Ishizuka [1]	101,363,636	9.47%	0	0.0%	4.90%
5% or greater Shareholders (of any class)
White Knight Co., Ltd. [2]	525,575,514	49.08%	1,000,000	100.0%	73.67%
Kiyoshi Noda	100,909,091	9.42%	0	0%	4.87%
Yuma Muranushi	100,909,091	9.42%	0	0%	4.87%
Total	828,757,332	77.39%	1,000,000	100%	88.31%

1 The row above for Koichi Ishizuka denotes shares held under his personal name and does not include those shares held indirectly through White Knight Co., Ltd. Collectively, with White Knight Co., Ltd., Koichi Ishizuka retains control of 626,939,150 shares of Common Stock and 1,000,000 shares of Series A Preferred Stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Additional Paid-In Capital

During the period ended July 31, 2022, White Knight Co., Ltd. forgave a loan to the Company of approximately $2,317,272, which is recorded as additional paid-in capital. White Knight Co., Ltd., is owned entirely by our sole officer and director, Koichi Ishizuka. White Knight Co., Ltd. is our largest controlling shareholder.

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the Company totaling $55,030 during the period ended July 31, 2022. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

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

Purchase of wholly owned subsidiary

On September 14, 2021, we entered into an “Acquisition Agreement” with related party White Knight Co., Ltd., a Japan Company, whereas we issued 500,000,000 shares of restricted common stock to White Knight Co., Ltd., in exchange for 100% of the equity interests of WB Burgers Japan Co., Ltd., a Japan Company. Pursuant to the agreement, on October 1, 2021, White Knight Co., Ltd. has agreed to, and has subsequently forgiven any outstanding loans with WB Burgers Japan Co., Ltd. as of October 1, 2021. Following this transaction, WB Burgers Japan Co., Ltd. became our wholly owned subsidiary which we now operate through (see Note 13 Common stock).

Additional Information

From time to time, we purchase food products that we offer through our menu items from Next Meats Co., Ltd., a wholly owned subsidiary of Next Meats Holdings, Inc. Koichi Ishizuka is an executive officer and director of Next Meats Holdings, Inc., and through his direct and indirect ownership of Next Meats Holdings, Inc., he is deemed to be the controlling shareholder of Next Meats Holdings, Inc.

On September 14, 2021, we entered into an “Acquisition Agreement” with White Knight Co., Ltd., a Japan Company, whereas we issued 500,000,000 shares of restricted common stock to White Knight Co., Ltd., in exchange for 100% of the equity interests of WB Burgers Japan Co., Ltd., a Japan Company. Following this transaction, WB Burgers Japan Co., Ltd. became our wholly owned subsidiary which we now operate through (see Note 13 above).

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

As of July 31, 2022, on a need be basis, we utilized office space of management at no cost.

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

Item 14. Principal Accounting Fees and Services.

Below is the approximate aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal year ends, each having ended July 31st.

		2022	2021
Audit fees	BF Borgers CPA PC	-	$23,000
Audit related fees	BF Borgers CPA PC	$21,600	$4,500
Audit fees	M&K CPAS, PLLC$	$29,250	$29,250
Audit related fees	M&K CPAS, PLLC	$10,000	-
Tax fees		-	-
All other fees		-	-

Total		$60,850	$56,750

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements. These values are approximations. Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees. These are also approximations.

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Restated Articles of Incorporation (1)

3.1 (i)	Certificate of Amendment (2)

3.1 (ii)	Certificate of Amendment (3)

3.2	By-laws (4)

31	Certification of the Company’s Principal Executive and Prinipal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

_________________

(1)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on March 4, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on June 22, 2021, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on July 8, 2021, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on December 28, 2020, and incorporated herein by this reference.
(5)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WB Burgers Asia, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer

Dated: June 2, 2023

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Financial Officer

Dated: June 2, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer

Dated: June 2, 2023

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Financial Officer

Dated: June 2, 2023