Form 10-K/A
period 2022-07-31
WB Burgers Asia, Inc.
filed 2023-06-21
CIK 1787412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Explanatory Note: We are filing this Amendment No. 1 to our Form 10-K, originally filed on June 2, 2023, to revise a clerical error in the audit report previously provided by our PCAOB. In the previous audit report, the incorrect periods were mentioned. The audit report included herein has been revised accordingly. No other revisions have been made to our previous 10-K filed on June 2, 2023, and this copy should be read as of the date the original Form 10-K was filed, June 2, 2023.

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

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WB Burgers Asia, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WB Burgers Asia, Inc. (the Company) as of July 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the two-year period ended July 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its consolidated operations and its cash flows for the two-year period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

WB Burgers Asia, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer

Dated: June 21, 2023

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Financial Officer

Dated: June 21, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer

Dated: June 21, 2023

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Financial Officer

Dated: June 21, 2023