Form 10-Q
period 2022-10-31
WB Burgers Asia, Inc.
filed 2023-06-21
CIK 1787412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2022

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

As of June 21, 2023, there were 1,070,718,679 shares of the Registrant’s Common Stock and 1,000,000 shares of the Registrant’s Series A Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

WB Burgers Asia, Inc.

Consolidated Balance Sheet

(Unaudited)

	October 31, 2022	July 31, 2022 (Audited)

ASSETS

Current Assets
Cash and cash equivalents	$131,016	$126,669
Accounts receivable	13,957	11,337
Advance payments	25,135	-
Inventories	5,520	4,568
Prepaid expenses	33,055	51,526
Total Current Assets	208,683	194,100
Equipment and leasehold improvement, net depreciation	711,720	805,882
Right of use asset	333,520	442,025
Deposits	240,704	265,115
Franchise rights	1,839,683	2,053,493
TOTAL ASSETS	$3,334,310	$3,760,615

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	809	819
Income tax payable	134	520
Lease liability, short term	286,384	330,066
Accrued expenses and other payables	2,135	5,040
Total Current Liabilities	289,462	336,445
Lease liability, long term	74,612	148,822
TOTAL LIABILITIES	364,074	485,267

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 1,000,000 issued and outstanding as of October 31, 2022 and July 31, 2022)	100	100
Common stock ($0.0001 par value, 1,500,000,000 shares authorized, 1,057,340,752 and 1,014,022,586 shares issued and outstanding as of October 31, 2022 and July 31, 2022, respectively)	105,734	101,402
Subscription payable	-	130,392
Additional paid-in capital	6,654,223	5,272,374
Accumulated deficit	(3,028,981)	(1,765,735)
Accumulated other comprehensive income	(760,840)	(463,185)
Total Stockholders’ Equity	2,970,236	3,275,348

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	3,334,310	3,760,615

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months October 31, 2022	Three Months October 31, 2021

Revenues	$106,138	$-
Cost of revenue	271,841	-
Gross profit (loss)	$(165,703)	$-

Operating expenses

General and administrative expenses	$1,108,035	$165,639
Total operating expenses	1,108,035	165,639
Net operating loss	$(1,273,738)	$(165,639)

Other Income (Loss)
Gain (loss) on foreign currency exchange	2,546	-
Interest expense	(5,233)	(6,703)
Other income (expense)	13,179	-
Total other income (expense)	10,492	(6,703)

Income (loss) before income taxes provision	$(1,263,246)	$(172,342)
Provision for income taxes	-	-
Net loss	(1,263,246)	(172,342)

Other comprehensive income
Currency translation adjustment	(297,655)	387
Comprehensive Loss	$(1,560,901)	$(171,955)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - Basic and Diluted	1,049,388,026	509,090,909

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period ended October 31, 2022

(Unaudited)

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Shares Payable	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, July 31, 2022	1,014,022,586	$101,402	1,000,000	$100	$130,392	$5,272,374	$(463,185)	$(1,765,735)	$3,275,348
Common shares sold	43,318,166	4,332	-	-	(130,392)	1,381,849	-	-	1,255,789
Net loss	-	-	-	-	-	-	-	(1,263,246)	(1,263,246)
Foreign currency translation	-	-	-	-	-	-	(297,655)	-	(297,655)
Balances, October 31, 2022	1,057,340,752	$105,734	1,000,000	$100	-	$6,654,223	$(760,840)	$(3,028,981)	$2,970,236

WB Burgers Asia, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period ended October 31, 2021

(Unaudited)

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Stock Receivable	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, July 31, 2021	509,090,909	$50,909	1,000,000	$100	$(1,818,192)	$1,955,557	$(773)	$(198,153)	$(10,552)
Common shares sold	3,615,888	362	-	-	-	722,816	-	-	723,178
Common shares issued for controlling interest of subsidiary	500,000,000	50,000	-	-	-	(50,000)	-	-	-
Cash received by subsidiary for common shares sold	-	-	-	-	1,818,192	-	-	-	1,818,192
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	-	29,400	-	-	29,400
Net loss	-	-	-	-	-	-	-	(171,955)	(171,955)
Foreign currency translation	-	-	-	-	-	-	101,722	-	101,722
Balances, October 31, 2021	1,012,706,797	$101,271	1,000,000	$100	-	$2,657,773	$100,949	$(370,108)	$2,489,985

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Statement of Cash Flows

(Unaudited)

	Three Months October 31, 2022	Three Months October 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,263,246)	$(172,342)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	46,810	-
Expenses paid on behalf of the Company and contributed to capital	-	29,400
Changes in current assets and liabilities:
Accounts receivable	(3,835)	-
Inventories	(1,436)	-
Other assets	70,983	-
Accounts payable	(2,841)	25
Prepaid expenses	(11,941)	-
Accrued expenses and other payables	(77,256)	1,736,394
Net cash used in operating activities	(1,242,762)	1,593,477

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from the sale of stock	1,255,789	723,178
Principal payments on debt - related party	-	(83,301)
Net cash provided by financing activities	1,255,789	639,877

Net effect of exchange rate changes on cash	$(8,680)	$102,109

Net increase in cash and cash equivalents	$4,347	$2,335,463
Beginning cash and cash equivalents balance	126,669	30,021
Ending cash and cash equivalents balance	$131,016	$2,365,484

Cash paid for:
Interest	$5,234	$-
Income taxes	$338	$-

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

On February 9, 2022, we incorporated Store Foods Co., Ltd. (“Store Foods”), a Japan Company. Store Foods is now a wholly owned subsidiary of the Company and currently Koichi Ishizuka is the sole Officer and Director. As of October 31, 2022, material operations for Store Foods had not yet commenced. As a result, we now have two wholly owned subsidiaries, WB Burgers Japan Co., Ltd, and Store Foods Co., Ltd., both of which are Japan Companies.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at October 31, 2022 and July 31, 2022 were $131,016 and $126,669, respectively.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	October 31,

	2022	2021
Current JPY:US$1 exchange rate	148.26	114.00
Average JPY:US$1 exchange rate	141.63	108.41

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at October 31, 2022 and July 31, 2022 except for accruals of $134 and $520, respectively, for Japanese income taxes payable by our wholly owned subsidiary, WB Burgers Japan Co., Ltd.

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

The Company does not have any potentially dilutive instruments as of October 31, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2022 and July 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of October 31, 2022.

The Company’s stock-based compensation for the periods ended October 31, 2022 and October 31, 2021 were $0 for both periods.

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

The Company has not established any source of revenue sufficient to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital and the sale of shares of stock. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

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

As of October 31, 2022, the Company has incurred a net loss of approximately $2,975,974 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $624,955 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on August 30, 2019, and our fiscal year end of July 31, 2022, we have completed three taxable fiscal years as of October 31, 2022.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of October 31, 2022 and July 31, 2022.

Note 6 - Fixed Assets

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

As of October 31, 2022 and July 31, 2022 fixed assets were made up of the following:

	Estimated
	Useful
	Life	October 31,	July 31,
	(approx.. years)	2022	2022
Furniture fixtures and equipment	5	$43,951	$48,408
Furniture fixtures and equipment	6	14,689	16,178
Furniture fixtures and equipment	8	162,345	178,807
Leasehold improvement	Remaining Lease Term	577,588	636,158
		798,573	879,551
Accumulated depreciation		(86,853)	(73,669)
Net book value		$711,720	$805,882

Total depreciation expense for the periods ended October 31, 2022 and 2021, was $46,810 and $0, respectively, all of which was recorded in our general and administrative expenses on our statement of operations.

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

The tables below present financial information associated with our leases. As noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption. The initial recognition of the ROU operating lease was $653,704 for both the ROU asset and ROU liability. As of October 31, 2022, the ROU lease liability was $442,025.

	Balance Sheet Classification	October 31, 2022	July 31, 2022

Right-of-use assets	Lease asset long	$333,520	$442,025
Current lease liabilities	Short-term lease liability	286,384	330,066
Non-current lease liabilities	Lease liability long term	74,612	148,822

Maturities of lease liabilities as of October 31, 2022 are as follows:
2022	49,612
2023	304,705
2024 and beyond	6,679
Total	360,996
Add(Less): Imputed interest	-
Present value of lease liabilities	360,996

Note 8 - Deposits

During the period ended July 31, 2022, the Company paid two security deposits for the leased office and restaurant space totaling approximately $240,704 at the October 31, 2022 exchange rate.

Note 9 - Franchise Rights

On June 9, 2021, our wholly owned subsidiary, WB Burgers Japan Co., Ltd (WBBJ), entered into a Master Franchise Agreement with Wayback Burgers. Compensation of approximately $2,275,204 was paid by WBBJ to Jake Franchise for these franchise rights. These funds were borrowed from related party White Knight. In addition, White Knight paid approximately $395,673 directly to Jake Franchise which was also considered a loan to the company. These payments were originally combined as a loan to the Company and $2,317,272 of this loan has since been forgiven and is posted as additional paid-in capital. The Franchise rights are being amortized over a 20 year period. The amortization expense was approximately $25,908 and $0 for the periods ended October 31, 2022 and 2021, respectively.

Note 10 - Accrued Expenses and Other Payables

Accrued expenses and other payables totaled $2,135 and $5,040 at October 31, 2022 and July 31, 2022, respectively, and consisted primarily of professional fees.

Note 11 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 1,000,000 Series A preferred shares issued and outstanding as of October 31, 2022 and July 31, 2022. Our Certificate of Incorporation authorizes the issuance of up to 200,000,000 shares of Preferred Stock with designations, rights and preferences to be determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any additional shares of our authorized Preferred Stock, there can be no assurance that we will not do so in the future.

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

Common Stock

The authorized common stock of the Company consists of 1,500,000,000 shares with a par value of $0.0001. There were 1,057,340,752 and 1,014,022,586 shares of common stock issued and outstanding as of October 31, 2022 and July 31, 2022, respectively.

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

Shares payable

On or about July 29, 2022, the Company received funds totaling approximately $130,392 from two perspective shareholders to be used to finalize the sale of common shares, which took place August 8, 2022. No shares were issued until August 8, 2022. The $130,392 was reclassed as cash received by subsidiary for the sale of common shares during period ended October 31, 2022.

Note 12 - Related-Party Transactions

Loan receivable

During the period ended October 31, 2022, a loan of approximately $917,895 from WBBJ to related party White Knight was forgiven and fully expensed as a general and administrative expense.

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

Company Overview

WB Burgers Asia, Inc., operates through its two wholly owned subsidiaries, WB Burgers Japan Co., Ltd and Store Foods, Ltd., which share the same business plan. WB Burgers Japan Co., Ltd. holds the rights to the “Master Franchise Agreement” with Jakes’ Franchising LLC, a Delaware Limited Liability Company, as it pertains to the establishment and operation of Wayback Burger Restaurants within the country of Japan. The Master Franchise Agreement provides WBBJ the right to establish and operate Wayback Burgers restaurants in the country of Japan, and also license affiliated and unaffiliated third parties (“Franchisees”) to establish and operate Wayback Burgers restaurants in the Country of Japan. It should be noted that the above operations are primarily conducted, at this time, through WB Burgers Japan Co., Ltd.

Liquidity and Capital Resources

Our cash balance is $131,016 as of October 31, 2022 and $126,669 as of July 31, 2022. We have been utilizing available cash balances and funds from our Chief Executive Officer, Koichi Ishizuka, and may continue to do so in the future.

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

Our total assets as of October 31, 2022 were $3,334,310 and $3,760,615 as of July 31, 2022. For both of these periods, our total assets were primarily comprised of franchise rights and equipment.

Liabilities

Our total liabilities were $364,074 as of October 31, 2022, and $485,267 as of July 31, 2022. For both periods, our total liabilities were primarily comprised of lease liabilities.

Revenues

The company generated $106,138 in revenue for the three months ended October 31, 2022 and our cost of revenue was $271,841, while our gross loss was $165,703. We believe that our gross loss was attributable to a small number of customers visiting our Wayback Burgers restaurant locations during this quarter, as we had not, as of October 31, 2022, conducted sufficient marketing efforts to attract enough customers to become profitable. For the three months ended October 31, 2021 we did not generate any revenue. The revenue generated is from our Wayback Burgers restaurant locations. We offer an array of quick bites, including, but not limited to, traditional hamburgers, fries, shakes, and other alternatives.

Operating Expenses

Our total operating expenses were $1,108,035 for the three months ended October 31, 2022, and $165,639 for the three months ended October 31, 2021. For both periods, our total operating expenses were solely comprised of general and administrative expenses. The variance between periods is attributable to the fact that our restaurant locations had not begun to operate during the three months ended October 31, 2021.

Net Income/Loss

We recorded a net loss of $1,263,246 and $172,342 for the three months ended October 31, 2022 and October 31, 2021, respectively.

We believe we will need additional revenue to cover our expenses going forward. We attribute our net loss to initial start up costs, which resulted in a significant variance between the two periods.

Cash flows

For the three months ended October 31, 2022, we had negative cash flows from operating activities in the amount of $1,242,762. For the three months ended October 31, 2021, we had positive cash flows from operating activities in the amount of $1,593,477. The variance between periods is the result of accrued expenses and other payables incurred during the three months ended October 31, 2021.

For the three months ended October 31, 2022 we had positive cash flows from financing activities in the amount of $1,255,789 and for the three months ended October 31, 2021 we had positive cash flows from financing activities in the amount of $639,877. The variance between periods is the result of greater cash received from the sale of stock for the three months ended October 31, 2022.

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

The Company has not established any source of revenue sufficient to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital and the sale of shares of stock. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Change in Registered Public Accounting Firm

On May 20, 2022, WB Burgers Asia Inc. (the “Company”) dismissed its independent registered public accounting firm, BF Borgers CPA PC (“BFG”) effective immediately. This decision was approved by the Company’s Board of Directors, comprised solely of Koichi Ishizuka. The report of BFG on the Company’s financial statements for fiscal years ended July 31, 2021 and 2020 included in the Company’s annual report on Form 10-K for the year ended July 31, 2021, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principle.

On May 20, 2022, the Company engaged M&K CPAS, PLLC (“M&K”) as its new independent registered public accountant for the fiscal year ending July 31, 2022 and for the financial periods going forward. This decision was approved by the Company’s Board of Directors, comprised solely of Koichi Ishizuka.

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

As of October 31, 2022, we carried out an evaluation, under the supervision of our chief executive officer, who also serves as our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Our sole officer, Koichi Ishizuka, concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended October 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: June 21, 2023