Form 10-Q
period 2023-04-30
WB Burgers Asia, Inc.
filed 2023-08-31
CIK 1787412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2023

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

As of August 31, 2023, there were 2,071,153,462 shares of the Registrant’s Common Stock and 0 shares of the Registrant’s Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

WB Burgers Asia, Inc.

Consolidated Balance Sheet

(Unaudited)

	April 30, 2023	July 31, 2022 (Audited)

ASSETS

Current Assets
Cash and cash equivalents	$115,812	$126,669
Accounts receivable	19,189	11,337
Advance payments	48,284	-
Inventories	6,309	4,568
Prepaid expenses	4,822	51,526
Total Current Assets	194,416	194,100
Equipment and leasehold improvement, net depreciation	677,455	805,882
Right of use asset	216,288	442,025
Deposits	266,063	265,115
Franchise rights	1,978,773	2,053,493
TOTAL ASSETS	$3,332,995	$3,760,615

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	100,300	819
Income tax payable	-	520
Lease liability, short term	233,410	330,066
Accrued expenses and other payables	15,551	5,040
Total Current Liabilities	321,261	336,445
Lease liability, long term	-	148,822
TOTAL LIABILITIES	321,261	485,267

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 1,000,000 issued and outstanding as of April 30, 2023 and July 31, 2022)	100	100
Common stock ($0.0001 par value, 1,500,000,000 shares authorized, 1,070,718,679 and 1,014,022,586 shares issued and outstanding as of April 30, 2023 and July 31, 2022, respectively)	107,072	101,402
Subscription payable	-	130,392
Additional paid-in capital	6,960,577	5,272,374
Accumulated deficit	(3,658,955)	(1,765,735)
Accumulated other comprehensive income	(427,060)	(463,185)
Total Stockholders’ Equity	2,981,734	3,275,348

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	3,332,995	3,760,615

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended April 30, 2023	Three Months Ended April 30, 2022	Nine Months Ended April 30, 2023	Nine Months Ended April 30, 2022

Revenues	$168,090	$70,982	$435,313	$70,982
Cost of revenue	289,413	369,494	874,204	369,494
Gross profit (loss)	$(121,323)	$(298,512)	$(438,891)	$(298,512)

Operating expenses

General and administrative expenses	$185,604	$241,009	$1,605,242	$594,837
Total operating expenses	185,604	241,009	1,605,242	594,837
Net operating loss	$(306,927)	$(539,521)	$(2,044,133)	$(893,349)

Other Income (Loss)
Gain (loss) on foreign currency exchange	(5,600)	(1,355)	(3,054)	63,198
Interest credit (expense)	-	(13,069)	-	(19,532)
Other income	2,465	-	153,967	-
Total other income (loss)	(3,135)	(14,425)	150,913	43,666

Income (loss) before income taxes provision	$(310,062)	$(553,945)	$(1,893,220)	$(849,683)
Provision for income taxes	(60)	-	-	-
Net loss	(310,002)	(553,945)	(1,893,220)	(849,683)

Other comprehensive income
Currency translation adjustment	(78,625)	(173,221)	36,125	(248,103)
Comprehensive Income (Loss)	$(388,627)	$(727,166)	$(1,857,095)	$(1,097,786)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - Basic and Diluted	1,069,816,796	1,014,022,586	1,058,711,144	930,082,232

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period ended April 30, 2023

(Unaudited)

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Shares Payable	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, July 31, 2022	1,014,022,586	$101,402	1,000,000	$100	$130,392	$5,272,374	$(463,185)	$(1,765,735)	$3,275,348
Common shares sold	43,318,166	4,332	-	-	(130,392)	1,381,849	-	-	1,255,789
Net loss	-	-	-	-	-	-	-	(1,263,246)	(1,263,246)
Balances, October 31, 2022	1,057,340,752	$105,734	1,000,000	$100	$-	$6,654,223	$(760,840)	$(3,028,981)	$2,970,236
Cash received for shares not yet issued	-	-	-	-	307,692	-	-	-	307,692
Net loss	-	-	-	-	-	-	-	(319,972)	(319,972)
Foreign currency translation	-	-	-	-	-	-	412,405	-	412,405
Balances, January 31, 2023	1,057,340,752	$105,734	1,000,000	$100	$307,692	$6,654,223	$(348,435)	$(3,345,953)	$3,370,361
Common shares sold for cash	13,377,927	1,338			(307,692)	306,354	-	-	-
Net loss	-	-	-	-	-	-	-	(310,002)	(310,002)
Foreign currency translation	-	-	-	-	-	-	(78,625)	-	(78,625)
Balances, April 30, 2023	1,070,718,679	$107,072	1,000,000	$100	$-	$6,960,577	$(427,060)	$(3,658,955)	$2,981,734

WB Burgers Asia, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period ended April 30, 2022

(Unaudited)

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Stock Receivable	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, July 31, 2021	509,090,909	$50,909	1,000,000	$100	$(1,818,192)	$1,955,557	$(773)	$(198,153)	$(10,552)
Common shares sold	3,615,888	362	-	-	-	722,816	-	-	723,178
Common shares issued for controlling interest of subsidiary	500,000,000	50,000	-	-	-	(50,000)	-	-	-
Cash received by subsidiary for common shares sold	-	-	-	-	1,818,192	-	-	-	1,818,192
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	-	29,400	-	-	29,400
Net loss	-	-	-	-	-	-	-	(171,955)	(171,955)
Foreign currency translation	-	-	-	-	-	-	101,722	-	101,722
Balances, October 31, 2021	1,012,706,797	$101,271	1,000,000	$100	$-	$2,657,773	$100,949	$(370,108)	$2,489,985
Common shares sold	1,315,789	131	-	-	-	263,026	-	-	263,157
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	-	11,980	-	-	11,980
Forgiveness of related party loan	-	-	-	-	-	2,317,272	-	-	2,317,272
Net profit	-	-	-	-	-	-	-	(123,783)	(123,783)
Foreign currency translation	-	-	-	-	-	-	(176,604)	-	(176,604)
Balances, January 31, 2022	1,014,022,586	$101,402	1,000,000	$100	$-	$5,250,051	$(75,655)	$(493,891)	$4,782,007
Common shares sold by subsidiary	-	-	-	-	-	8,673	-	-	8,673
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	-	2,049	-	-	2,049
Net loss	-	-	-	-	-	-	-	(553,945)	(553,945)
Foreign currency translation	-	-	-	-	-	-	(173,221)	-	(173,221)
Balances, April 30, 2022	1,014,022,586	$101,402	1,000,000	$100	-	$5,260,773	$(248,876)	$(1,047,836)	$4,065,563

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Statement of Cash Flows

(Unaudited)

	Nine Months April 30, 2023	Nine Months April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,893,220)	$(849,683)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	142,557	20,416
Amortization	80,326	57,165
Capital contribution	-	8,673
Expenses paid on behalf of the Company and contributed to capital	-	43,429
Changes in current assets and liabilities:
Accounts receivable	(7,646)	(11,472)
Inventories	(1,688)	(5,255)
Other assets	222,492	(902,323)
Accounts payable	108,921	49,937
Prepaid expenses	(1,230)	(41,648)
Accrued expenses and other payables	(241,941)	596,478
Net cash used in operating activities	(1,591,429)	(1,034,283)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(12,241)	(1,129,351)
Net cash used in investing activities	(12,241)	(1,129,351)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from the sale of stock	1,563,481	2,804,527
Borrowings on debt	-	2,663,833
Principal payments on debt	-	(2,910,093)
Net cash provided by financing activities	1,563,481	2,558,267

Net effect of exchange rate changes on cash	$29,332	$(132,771)

Net increase in cash and cash equivalents	$(10,857)	$261,862
Beginning cash and cash equivalents balance	126,669	30,021
Ending cash and cash equivalents balance	$115,812	$291,883

Non-cash transactions
Forgiveness of loan from related party	$-	$2,317,272
Shares issued for controlling interest of subsidiary	$-	$50,000

Cash paid for:
Interest	$16,052	$-
Income taxes	$60	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at April 30, 2023 and July 31, 2022 were $115,812 and $126,669, respectively.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	April 30,

	2023	2022
Current JPY:US$1 exchange rate	134.13	128.86
Average JPY:US$1 exchange rate	137.04	115.07

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at April 30, 2023 and July 31, 2022 except for accruals of $0 and $520, respectively, for Japanese income taxes payable by our wholly owned subsidiary, WB Burgers Japan Co., Ltd.

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

The Company does not have any potentially dilutive instruments as of April 30, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2023 and July 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of April 30, 2023.

The Company’s stock-based compensation for the periods ended April 30, 2023 and April 30, 2022 were $0 for both periods.

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

As of April 30, 2023, the Company has incurred a net loss of approximately $3,569,822 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $749,663 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on August 30, 2019, and our fiscal year end of July 31, 2022, we have completed three taxable fiscal years as of April 30, 2023.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of April 30, 2023 and July 31, 2022.

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

As of April 30, 2023 and July 31, 2022 fixed assets were made up of the following:

	Estimated
	Useful
	Life	April 30,	July 31,
	(approx.. years)	2023	2022
Furniture fixtures and equipment	5	$48,581	$48,408
Furniture fixtures and equipment	6	16,236	16,178
Furniture fixtures and equipment	8	179,447	178,807
Software	5	11,829	-
Leasehold improvement	Remaining Lease Term	638,435	636,158
			879,551
Accumulated depreciation		(217,073)	(73,669)
Net book value		$677,455	$805,882

Total depreciation expense for the periods ended April 30, 2023 and 2022, was $142,557 and $20,416, respectively, all of which was recorded in our general and administrative expenses on our statement of operations.

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

The tables below present financial information associated with our leases. As noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption. The initial recognition of the ROU operating lease was $653,704 for both the ROU asset and ROU liability. As of April 30, 2023, the ROU lease liability was $233,410.

	Balance Sheet Classification	April 30, 2023	July 31, 2022

Right-of-use assets	Lease asset long	$216,288	$442,025
Current lease liabilities	Short-term lease liability	233,410	330,066
Non-current lease liabilities	Lease liability long term	-	148,822

Maturities of lease liabilities as of April 30, 2023 are as follows:
2023	233,410
2024	-
2025 and beyond	-
Total	233,410
Add(Less): Imputed interest	-
Present value of lease liabilities	233,410

Note 8 - Deposits

During the period ended July 31, 2022, the Company paid two security deposits for leased office and restaurant space totaling approximately $266,063 at the April 30, 2023 exchange rate.

Note 9 - Franchise Rights

On June 9, 2021, our wholly owned subsidiary, WB Burgers Japan Co., Ltd (WBBJ), entered into a Master Franchise Agreement with Wayback Burgers. Compensation of approximately $2,275,204 was paid by WBBJ to Jake Franchise for these franchise rights. These funds were borrowed from related party White Knight. In addition, White Knight paid approximately $395,673 directly to Jake Franchise which was also considered a loan to the company. These payments were originally combined as a loan to the Company and $2,317,272 of this loan has since been forgiven and is posted as additional paid-in capital. The Franchise rights are being amortized over a 20 year period. The amortization expense was approximately $80,326 and $57,165 for the periods ended April 30, 2023 and 2022, respectively.

Note 10 - Accrued Expenses and Other Payables

Accrued expenses and other payables totaled $15,551 and $5,040 at April 30, 2023 and July 31, 2022, respectively, and consisted primarily of withholding taxes.

Note 11 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 1,000,000 Series A preferred shares issued and outstanding as of April 30, 2023 and July 31, 2022. Our Certificate of Incorporation authorizes the issuance of up to 200,000,000 shares of Preferred Stock with designations, rights and preferences to be determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that we will not do so in the future.

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

Common Stock

The authorized common stock of the Company consists of 1,500,000,000 shares with a par value of $0.0001. There were 1,070,718,679 and 1,014,022,586 shares of common stock issued and outstanding as of April 30, 2023 and July 31, 2022, respectively.

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

Shares payable

On or about December 30, 2022, the Company received funds totaling approximately $307,692 from two perspective shareholders to be used to finalize the sale of common shares, which took place February 6, 2023. No shares were issued until February 6, 2023 (see common stock).

On or about July 29, 2022, the Company received funds totaling approximately $130,392 from two perspective shareholders to be used to finalize the sale of common shares, which took place August 8, 2022. No shares were issued until August 8, 2022. The $130,392 was reclassed as cash received by subsidiary for the sale of common shares during period ended October 31, 2022.

Note 12 - Related-Party Transactions

Loan receivable

During the period ended April 30, 2023, a loan of approximately $917,895 from WBBJ to related party White Knight was forgiven and fully expensed as a general and administrative expense.

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

Note 13 - Subsequent Events

On August 9, 2023, the Company sold 434,783 shares of restricted Common Stock to Takahiro Fujiwara, a Japanese Citizen, at a price of $0.023 per share of Common Stock. The total subscription amount paid by Takahiro Fujiwara was approximately $10,000. Takahiro Fujiwara is not a related party to the Company.

The Company intends to use the proceeds from the aforementioned sale of shares for working capital.

On August 17, 2023, our majority shareholder, White Knight Co., Ltd., and Koichi Ishizuka, our sole Officer and Director, executed a resolution to ratify, affirm, and approve to file an Amended and Restated Certificate of Incorporation.

The Amended and Restated Certificate of Incorporation was filed with the Nevada Secretary of State on August 17, 2023, effective immediately.

The Amended and Restated Certificated of Incorporation resulted in an increase to the authorized shares of our Common Stock from One Billion Five Hundred Million (1,500,000,000) to Five Billion (5,000,000,000). It also revised the rights of Series A Preferred Stock, now allowing each one (1) share of Series A Preferred Stock to be converted into one thousand (1,000) shares of Common Stock at the discretion of the holder(s) of Series A Preferred Stock.

On August 18, 2023, our majority shareholder, White Knight Co., Ltd., a Japanese Company, owned and controlled by our sole Officer and Director, Koichi Ishizuka, elected to convert its 1,000,000 shares of Series A Preferred Stock of WB Burgers Asia, Inc. into shares of Common Stock. This conversion has been approved by the Company, and the conversion became effective on August 18, 2023. Every 1 share of Series A Preferred Stock was converted into 1,000 shares of Common Stock, for a total of 1,000,000,000 shares of Common Stock.

Following the above conversion, and as of August 18, 2023, there were 2,071,153,462 shares of Common Stock and 0 shares of Preferred Stock issued and outstanding.

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

Liquidity and Capital Resources

Our cash balance is $115,812 as of April 30, 2023 and $126,669 as of July 31, 2022. We have been utilizing available cash balances and funds from our Chief Executive Officer, Koichi Ishizuka, and may continue to do so in the future.

Mr. Ishizuka has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we may require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing, although the Company may seek to sell shares of its common stock in the future to fund its operations.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or scale back operations entirely.

Our total assets as of April 30, 2023 were $3,332,995 and $3,760,615 as of July 31, 2022. For both of these periods, our total assets were primarily comprised of franchise rights and equipment.

Liabilities

Our total liabilities were $351,261 as of April 30, 2023, and $485,267 as of July 31, 2022. For both periods, our total liabilities were primarily comprised of lease liabilities.

Revenues

The company generated $168,090 in revenue for the three months ended April 30, 2023 and our cost of revenue was $289,413, while our gross loss was $121,323. We believe that our gross loss was attributable to a small number of customers visiting our Wayback Burgers restaurant locations during this quarter, as we had not, as of April 30, 2023, conducted sufficient marketing efforts to attract enough customers to become profitable.

The company generated $435,313 in revenue for the nine months ended April 30, 2023 and our cost of revenue was $874,204, while our gross loss was $438,891. We believe that our gross loss was attributable to a small number of customers visiting our Wayback Burgers restaurant locations during this period, as we had not, as of April 30, 2023, conducted sufficient marketing efforts to attract enough customers to become profitable.

The revenue generated is from our Wayback Burgers restaurant locations. We offer an array of quick bites, including, but not limited to, traditional hamburgers, fries, shakes, and other alternatives.

Operating Expenses

Our total operating expenses were $185,604 for the three months ended April 30, 2023, and $241,009 for the three months ended April 30, 2022. For both periods, our total operating expenses were solely comprised of general and administrative expenses.

Our total operating expenses were $1,605,242 for the nine months ended April 30, 2023, and $594,837 for the nine months ended April 30, 2022. For both periods, our total operating expenses were solely comprised of general and administrative expenses. The variance between periods is attributable to the fact that our restaurant locations had only recently commenced operations during the nine months ended April 30, 2022.

Net Income/Loss

We recorded a net loss of $310,002 and $553,945 for the three months ended April 30, 2023 and April 30, 2022, respectively.

We recorded a net loss of $1,893,220 and $849,683 for the nine months ended April 30, 2023 and April 30, 2022, respectively.

We believe we will need additional revenue to cover our expenses going forward. We attribute our net loss to initial start up costs, which resulted in a significant variance between the two periods.

Cash flows

For the nine months ended April 30, 2023, we had negative cash flows from operating activities in the amount of $1,591,429. For the nine months ended April 30, 2022, we had negative cash flows from operating activities in the amount of $1,034,283. The variance between periods is the result of a significantly larger net loss during the nine months ended April 30, 2023.

For the nine months ended April 30, 2023, we had negative cash flows from investing activities in the amount of $12,241. For the nine months ended April 30, 2022, we had negative cash flows from investing activities in the amount of $1,129,351. The variance between periods is the result of a significantly larger fixed asset purchases during the nine months ended April 30, 2022.

For the nine months ended April 30, 2023 we had positive cash flows from financing activities in the amount of $1,563,481 and for the nine months ended April 30, 2022 we had positive cash flows from financing activities in the amount of $2,558,267. The variance between periods is the result of greater cash received from the sale of stock for the nine months ended April 30, 2022.

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

As of April 30, 2023, we carried out an evaluation, under the supervision of our chief executive officer, Koichi Ishizuka, who also serves as our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Our officer, Koichi Ishizuka, concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended April 30, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 9, 2023, the Company sold 434,783 shares of restricted Common Stock to Takahiro Fujiwara, a Japanese Citizen, at a price of $0.023 per share of Common Stock. The total subscription amount paid by Takahiro Fujiwara was approximately $10,000. Takahiro Fujiwara is not a related party to the Company.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Restated Articles of Incorporation (1)

3.1 (i)	Certificate of Amendment (2)

3.1 (ii)	Certificate of Amendment (3)

3.1 (iii)	Amended and Restated Certificate of Incorporation (4)

3.2	By-laws (5)

31	Certification of the Company’s Principal Executive and Prinipal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

_________________

(1)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on March 4, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on June 22, 2021, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on July 8, 2021, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on August 21, 2023, and incorporated herein by this reference.
(5)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on December 28, 2020, and incorporated herein by this reference.
(6)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WB Burgers Asia, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer and Chief Financial Officer

Dated: August 31, 2023