Form 10-K
period 2023-07-31
WB Burgers Asia, Inc.
filed 2023-12-29
CIK 1787412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED July 31, 2023

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

[  ] Yes  [X] No

As of January 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $13,111,025 based on the closing price per share (or $0.0124), of the registrant’s common stock as reported by OTC Markets Group Inc.

As of December 29, 2023, there were 2,072,642,444 shares of the Registrant’s Common Stock issued and outstanding.

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

Each share of Predecessor’s common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Successor common stock. The control shareholder, (at the time) of the Predecessor, Flint Consulting Services, LLC, (“Flint”) a Wyoming limited liability company became the same control shareholder of the Successor. Jeffrey DeNunzio, as sole member of Flint was deemed to be the indirect and beneficial holder of 405,516,868 shares of Common Stock and 1,000,000 shares of Series A Preferred Stock of the Company representing, at the time, approximately 93.70% voting control of the Company. Paul Moody, (our now former sole officer/director), was the same officer/director of the Predecessor. There was no other shareholder(s) or any officer/director holding at least 5% of the outstanding voting shares of the Company.

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

On May 4, 2021, Business Solutions Plus, Inc., a Nevada Corporation (the “Company”), entered into a Share Purchase Agreement (the “Agreement”) by and among Flint Consulting Services, LLC, a Wyoming Limited Liability Company (“FLINT”), and White Knight Co., Ltd., a Japan Company (“WKC”), pursuant to which, on May 7, 2021, (“Closing Date”), FLINT sold 405,516,868 shares of the Company’s Restricted Common Stock and 1,000,000 Shares of Series A Preferred Stock, representing, at the time, approximately 93.70% voting control of the Company. The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with WKC becoming the Company’s largest controlling stockholder.

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

WB Burgers Japan Co., Ltd., referred to herein as “WBJ” or “WBBJ”, which we operate through and share the same business plan of, holds the rights to the “Master Franchise Agreement” with Jakes’ Franchising LLC, a Delaware Limited Liability Company, as it pertains to the establishment and operation of Wayback Burger Restaurants within the country of Japan.

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

Following the acquisition of our wholly owned subsidiary, WB Burgers Japan Co., Ltd., on September 14, 2021, we ceased to be a shell company. Immediately upon our acquisition of WB Burgers Japan Co., Ltd. we adopted the same business plan as WB Burgers Japan Co., Ltd.

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

On or about February 8, 2022, we incorporated Store Foods Co., Ltd., a Japan Company. Store Foods Co., Ltd. is a wholly owned subsidiary of the Company. Currently, Koichi Ishizuka is the sole officer and director of Store Foods Co., Ltd.

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

On August 12, 2022, we sold 32,065,458 shares of restricted Common Stock to Asset Acceleration Axis, LLC, a Japanese Company, at a price of $0.034 per share of Common Stock. The total subscription amount paid by Asset Acceleration Axis, LLC was approximately $1,090,226. Asset Acceleration Axis, LLC is not a related party to the Company.

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

In August of 2022, we, through our wholly owned subsidiary, WB Burgers Japan Co., Ltd., entered into and consummated a rental agreement with “Kitchen Depot” for a ghost kitchen in the Tamachi neighborhood of Minato, Tokyo, Japan. From this location the Company had offered food delivery of Wayback Burgers menu items, such as those offered at the Company’s physical “dine in” restaurant location in the Omotesando shopping plaza, located in Tokyo, Japan.

Following notice provided to Kitchen Depot in September of 2023, in November of 2023, the Company terminated its rental agreement with Kitchen Depot, as well as its operations at its ghost kitchen in the Tamachi neighborhood of Minato, Tokyo, Japan. The Company has no plans to resume operations at this location at any juncture, as it believes this location is unlikely to be profitable, considering the low volume of orders it received while this location was operational.

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

On August 9, 2023, we sold 434,783 shares of restricted Common Stock to Takahiro Fujiwara, a Japanese Citizen, at a price of $0.023 per share of Common Stock. The total subscription amount paid by Takahiro Fujiwara was approximately $10,000. Takahiro Fujiwara is not a related party to the Company.

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

The Amended and Restated Certificate of Incorporation was filed with the Nevada Secretary of State on August 17, 2023, effective immediately.

The Amended and Restated Certificate of Incorporation resulted in an increase to the authorized shares of our Common Stock from One Billion Five Hundred Million (1,500,000,000) to Five Billion (5,000,000,000). It also revised the rights of Series A Preferred Stock, now allowing each one (1) share of Series A Preferred Stock to be converted into one thousand (1,000) shares of Common Stock at the discretion of the holder(s) of Series A Preferred Stock.

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

On or about September 12, 2023, we sold 1,488,982 shares of restricted common stock to Shokafulin LLP, a Japanese Company, which is controlled by Takuya Watanabe, a Japanese citizen, at a price of approximately $0.023 per share of common stock.

The total subscription amount paid by Shokafulin LLP was approximately $34,247. Shokafulin LLP and Mr. Watanabe are not related parties to the Company.

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

At this time, we are pending review of a FINRA corporate action, to effect a 100 to 1 Reverse Stock Split. Pursuant to the action, there is to be no change in the quantity of our authorized shares of Common Stock or Preferred Stock.

The legal date of the Certificate of Change that we have filed with the Nevada Secretary of State on December 6, 2023, in connection with our Reverse Stock Split, will not be the same exact date as the FINRA effective date of our Reverse Stock Split. We anticipate that we will file an 8-K with the Securities and Exchange Commission after completion of our FINRA corporate action that may include, amongst other details, our new CUSIP number for our Common Stock and other pertinent information.

Japanese Food-Service Market

The Japanese Food-Service Market is Segmented by Type (Full-service Restaurants, Quick Service Restaurants, Cafes, Bars, 100% Home Delivery Restaurants, Street Stalls and Kiosks) and Structure (Independent Consumer Food Service and Chained Consumer Food Service). We believe Japanese consumers, in general, tend to be highly demanding, putting great emphasis on quality and branding and are willing to spend more resources on value-added products. (1)

The Japanese food service market was valued at USD 142.84 billion in 2020, and it is projected to witness a CAGR of 0.84% during the forecast period, 2021 - 2026. The coronavirus pandemic has made short-term projections hard to predict, with sales in March 2020 down almost 40% for some food companies. Japanese food service operators, which rely on lunch and dinner demand from business workers, are also suffering as more companies have employees working from home at the government’s request. (1)

According to a report released by TableCheck Inc., the percentage of reservations (dining reservations) being canceled increased about 3.6 times before the pandemic for groups of 10 or more. A French restaurant and bar named Scene near Hachioji Station on the Keio Line, earlier in June 2020, launched take-out and delivery services which we believe many others will begin offering if not already, due in part to the changing attitudes of dining out as a result of the pandemic. We believe take-out and delivery services, along with menu options that are quick to prepare, increasing in consumer demand. (1)

The variety of restaurants and menu items available in the Japanese food service industry continues to expand in the country, as Japanese consumers are interested in trying a new and vast variety of cuisines, which are available at their convenience in Japan. Food from Europe, Asia, Australia, and the Americas are becoming increasingly popular, partly due to a large number of Japanese traveling abroad every year.

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

Source:

1.https://www.reportlinker.com/p06036755/Japan-Foodservice-Market-Growth-Trends-COVID-19-Impact-and-Forecasts.html?utm_source=GNW

Business Information

WB Burgers Japan Co., Ltd., referred to herein as “WBJ”, which we operate through and share the same business plan of, holds the rights to the “Master Franchise Agreement” with Jakes’ Franchising LLC, a Delaware Limited Liability Company, as it pertains to the establishment and operation of Wayback Burger Restaurants within the country of Japan.

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

The Master Franchise Agreement dictates specific duties we must perform which include, but are not limited to, providing Jake’s Franchising with plans and specifications for restaurant locations, provide employees with Wayback Burgers mandated training, present Jake’s Franchising with copies of all potential advertising and promotional material, etc. Furthermore, we are required to open one Wayback Burgers restaurant by the end of the 2022 calendar year, three restaurants by the end of the 2023 calendar year, and an additional three restaurants must open, and remain in operation, every following year until December 31, 2041, at which time we must have sixty Wayback Burgers restaurants open and in operation. If we fail to meet these targets, then we would need to renegotiate terms with Jake’s Franchising, or we could potentially lose our master franchise rights in their entirety. As of the date of this report, the Company has not adhered to the stipulated requirements outlined in the Master Franchise Agreement concerning the establishment of additional restaurant locations. While the Company has received informal assurance, through verbal discussions with representatives of Jake’s Franchising, that no penalties will be imposed, there remains the potential for Jake’s Franchising to exercise their discretion and terminate the Master Franchise Agreement unless the Company achieves full compliance with all specified terms. In the event of such termination, the Company’s operational outcomes would be adversely affected, necessitating a significant alteration of our business plan, or potentially raising questions about the feasibility of sustaining our operations.

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

Following the acquisition of our wholly owned subsidiary, WB Burgers Japan Co., Ltd., on September 14, 2021, we ceased to be a shell company. Immediately upon our acquisition of WB Burgers Japan Co., Ltd. we adopted the same business plan as WB Burgers Japan Co., Ltd.

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

Other Current Locations

In August of 2022, we, through our wholly owned subsidiary, WB Burgers Japan Co., Ltd., entered into and consummated a rental agreement with “Kitchen Depot” for a ghost kitchen in the Tamachi neighborhood of Minato, Tokyo, Japan. Following notice provided to Kitchen Depot in September of 2023, in November of 2023, we terminated our rental agreement with Kitchen Depot and we ceased all operations through our, now former, ghost kitchen location in Tamachi. The Company has no plans to resume operations at this location at any juncture, as it believes this location is unlikely to be profitable, considering the low volume of orders it received while this location was operational.

On October 1, 2023, an agreement was established between our company and Next Meats Co., Ltd., spanning a three-year duration, concerning the licensing of logos and related assets. Subsequently, in November 2023, the operation of a ghost kitchen named "NEXT Restaurant" commenced at our flagship Omotesando location. This initiative stems from a collaboration between our company and Next Meats Holdings, Inc., particularly its subsidiary Next Meats Co., Ltd., aimed at opening a venue offering Next Meats menu selections, including, amongst other menu items, the prominently featured "NEXT Pizza".

The majority of menu items available at this ghost kitchen are sourced from Mama Foods Co., Ltd., a manufacturer of products for Next Meats Holdings, Inc. Consequently, 1% of the sales generated at this restaurant location are remitted to Next Meats Co., Ltd., as part of the collaborative agreement.

From time to time, we purchase food products that we offer through our menu items from Mama Foods Co., Ltd., a Japanese Company owned and controlled by our sole officer and director, Koichi Ishizuka.

Koichi Ishizuka is an executive officer and director of Next Meats Holdings, Inc., and through his direct and indirect ownership of Next Meats Holdings, Inc., he is deemed to be the controlling shareholder of Next Meats Holdings, Inc.

Mobile Application

The Company has entered the final stage of development for its own mobile application for food delivery services. At present, the Company is finalizing development, and is in the process of finalizing plans for the launch of the application, hiring delivery staff, etc. However, there is currently no specific timeframe established for the intended launch of the mobile application.

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

However, we do not intend to rely solely on our physical location in order to attract customers, we also are in the early stages of our marketing stratagem comprised, in part, of SNS (social networking service) marketing through collaboration with influencers and celebrities, magazine advertisements, and expansive television and media appearances.

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

Expansion Plans

We have forecasted our expansion plans over the next few years, however, as we have a limited operating history, we may find that our plans may be materially altered, expanded, or curtailed as dictated by market forces at the time. As such, our expansion plans should be read as a framework for our future goals, but not a guarantee that we will carry out any or all such operations in the indicated timeline.

At present, our expansion plans are as follows:

- On March 11, 2022, we opened our first flagship Wayback Burgers location to the public in the Omotesando shopping plaza in Japan. We offer an array of quick bites, including, but not limited to, traditional hamburgers, fries, shakes, and other alternatives. We intend to utilize our franchise location to host meetings with all franchise candidates. In addition to our general marketing plans, which includes social media and internet advertising, we intend to utilize our flagship location to showcase any collaborative events/activities that we may engage in, which we believe may assist us in garnering the interest of future franchisees.

- By the conclusion of 2024, we are aiming to open five Wayback Burgers restaurants throughout Japan, with one of these restaurants directly managed by us while the remaining four would ideally be franchise locations. This number may increase or decrease depending on the results of our operations.

- Additionally, by the conclusion of 2024, we intend to execute another master franchise agreement in Asia for the right to open Wayback Burgers restaurants in another Asian country or territory. We have not yet identified which country or territory we will seek to acquire these rights for first. As noted previously, we have the right of first refusal to enter into a subsequent Master Franchise Agreement with Jake’s Franchising, LLC to establish and operate Wayback Burgers restaurants in the Countries of Indonesia, Malaysia (Eastern Malaysia only, Western Malaysia if it becomes available as it is currently licensed to another party), the Philippines, Vietnam, China, India, Korea, Thailand, Singapore, and Taiwan.

Partnerships

The company believes partnerships are a vital means to expansion and that partnerships with other food institutions or distributors may allow the Company to provide menu items that might appeal to a larger demographic within the Japanese market.

Our current Officer and Director, Koichi Ishizuka has existing ties and relationships with Next Meats Co., Ltd. a Japanese plant alternative meat company, that produces and sells plant-based foods (predominantly meat alternatives) to consumers. As a result of the collaboration with Next Meats Co., Ltd., at our flagship Wayback Burgers restaurant we have been able to add alternative meat options into its menu, we have opened the “NEXT Restaurant” ghost kitchen at our Omotesando location, and in the future we may create customized menu options as provided by Next Meats Co., Ltd. Menu alterations are subject to approval by Jake’s Franchising, LLC. It is the belief of management that such offerings can gain a larger market share in the country of Japan allowing for greater growth potential. However, such plans are speculative and may not materialize. It is also possible that if such plans do materialize, they may not result in the expected level of growth the Company forecasts as a result of the partnership or partnerships it enters into. Additionally, we may explore the possibility of entering into an agreement with Dr. Foods, Inc., a company in the “alternative meat” industry which has common management with the Company.

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

Furthermore, the company has established an informal partnership with Mama Foods Co., Ltd. This collaboration involves Mama Foods Co., Ltd. supplying Next Meats products, which are then made available for purchase at our NEXT Restaurant ghost kitchen venue. Notably, Mama Foods Co., Ltd., serving as the main manufacturer for Next Meats Co., Ltd.'s products, operates under indirect ownership and control by our sole officer and director, Koichi Ishizuka.

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

Employees

Currently, we, “WB Burgers Asia, Inc.”, have only one employee, our sole officer and director Koichi Ishizuka. Mr. Ishizuka does not have any employment agreement with the Company, and has not entered into any formal agreement with the company pertaining to compensation. Our wholly subsidiary, WB Burgers Japan Co., Ltd. has thirty nine salaried staff members. Four employees are full time, and thirty five employees are part time. The employees are comprised primarily of staff members who operate our restaurant location.

During the period ending July 31, 2023, the Company paid White Knight Co., Ltd. $917,895 for compensation expenses. White Knight Co., Ltd. is owned and controlled by our sole officer and director, Koichi Ishizuka.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

The Company filed a Form S-1/A with the Securities and Exchange Commission on September 22, 2023. Regarding this form, the Company received a comment letter from the Securities and Exchange Commission on October 18, 2023, to which it has not yet responded. The Company plans to address the outstanding comment letter within the next sixty days.

Item 2. Properties.

At present, we do not own any properties. However, we do lease our restaurant location.

Our flagship restaurant location is currently leased from Arai Co., Ltd., a Japanese realty group,

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

ネスパス
WAYBACK BURGERS
WAYBACK BURGERS
WAYBACK BURGERS

表参道
新潟館
ネスパス
WAYBACK BURGERS
WAYBACK BURGERS

BORN IN
ESTD
SHAPED BY TRADITION

Craft your own
¥310~

In August of 2022, we, through our wholly owned subsidiary, WB Burgers Japan Co., Ltd., entered into and consummated a rental agreement with “Kitchen Depot” for a ghost kitchen in the Tamachi neighborhood of Minato, Tokyo, Japan. Following notice provided to Kitchen Depot in September of 2023, in November of 2023, we terminated our rental agreement with Kitchen Depot and we ceased all operations through our, now former, ghost kitchen location in Tamachi.

Item 3. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. The Company is not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.

In May of 2023, a shareholder of Next Meats Holdings, Inc. (“NXMH”), a company controlled by our sole officer and director, Koichi Ishizuka, brought an action against Koichi Ishizuka and White Knight Co., Ltd., in the Southern District of New York for recovery of alleged short swing profits earned from the sale of NXMH common stock, under Section 16(b) of the Securities Exchange Act of 1934. Koichi Ishizuka and White Knight Co., Ltd. are vigorously defending this matter.

WB Burgers Asia, Inc. has no direct exposure in connection with the lawsuit and this action should not be considered material to the Company.

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

Quotations in Expert Market securities are restricted from public viewing. We anticipate that we will resume trading on the Pink Open® Market when we are current in our SEC reporting obligations once again. Currently, we are delinquent in filing our Form 10-Q for the quarterly period ended October 31, 2023. We intend to file this report subsequent to the filing of this Form 10-K, however we cannot state with any level of specificity exactly when the delinquent report will be filed as we remain active in preparing the report.

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

Quarter Ended	High Bid	Low Bid
October 31, 2023	$0.0799	$0.0008
July 31, 2023	$0.0009	$0.0002
April 30, 2023	$0.034	$0.0002
January 31, 2023	$0.0445	$0.01
October 31, 2022	$0.0472	$0.0169
July 31, 2022	$0.0672	$0.0185
April 30, 2022	$0.247	$0.021
January, 31, 2022	$0.3455	$0.1101
October 31, 2021	$0.46	$0.162

Holders

As of December 29, 2023, we have 2,072,642,444 shares of Common Stock, $0.0001 par value, issued and outstanding and no shares of Preferred Stock, $0.0001 par value, issued and outstanding.

As of December 29, 2023, we have approximately 224 shareholders of record. This is inclusive of Cede and Co., which is deemed to be one shareholder of record. For further clarification, Cede & Co. is currently defined by the “NASDAQ”, as “a Nominee name for The Depository Trust Company, a large clearing house that holds shares in its name for banks, brokers and institutions in order to expedite the sale and transfer of stock.”

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

On September 14, 2021, we entered into an “Acquisition Agreement” with White Knight Co., Ltd., a Japan Company, whereas we issued 500,000,000 shares of restricted common stock to White Knight Co., Ltd., in exchange for 100% of the equity interests of WB Burgers Japan Co., Ltd., a Japan Company. Following this transaction, WB Burgers Japan Co., Ltd. became our wholly owned subsidiary which we operate through.

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

On August 12, 2022, we sold 32,065,458 shares of restricted Common Stock to Asset Acceleration Axis, LLC, a Japanese Company, at a price of $0.034 per share of Common Stock. The total subscription amount paid by Asset Acceleration Axis, LLC was approximately $1,090,226. Asset Acceleration Axis, LLC is not a related party to the Company.

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

On August 9, 2023, we sold 434,783 shares of restricted Common Stock to Takahiro Fujiwara, a Japanese Citizen, at a price of $0.023 per share of Common Stock. The total subscription amount paid by Takahiro Fujiwara was approximately $10,000. Takahiro Fujiwara is not a related party to the Company.

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

On or about September 12, 2023, we sold 1,488,982 shares of restricted common stock to Shokafulin LLP, a Japanese Company, which is controlled by Takuya Watanabe, a Japanese citizen, at a price of approximately $0.023 per share of common stock.

The total subscription amount paid by Shokafulin LLP was approximately $34,247. Shokafulin LLP and Mr. Watanabe are not related parties to the Company.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the audited Financial Statements and notes thereto for the year ended July 31, 2023 and 2022, included under Item 8 “Financial Statements and Supplementary Data” in this Report. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Report regarding forward-looking statements.

Summary of Business

WB Burgers Japan Co., Ltd., referred to herein as “WBJ”, which we operate through and share the same business plan of, holds the rights to the “Master Franchise Agreement” with Jakes’ Franchising LLC, a Delaware Limited Liability Company, as it pertains to the establishment and operation of Wayback Burger Restaurants within the country of Japan.

Master Franchise Agreement - Summary

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

Master Franchise Agreement - Duties

The Master Franchise Agreement dictates specific duties we must perform which include, but are not limited to, providing Jake’s Franchising with plans and specifications for restaurant locations, provide employees with Wayback Burgers mandated training, present Jake’s Franchising with copies of all potential advertising and promotional material, etc. Furthermore, we are required to open one Wayback Burgers restaurant by the end of the 2022 calendar year, three restaurants by the end of the 2023 calendar year, and an additional three restaurants must open, and remain in operation, every following year until December 31, 2041, at which time we must have sixty Wayback Burgers restaurants open and in operation. If we fail to meet these targets, then we would need to renegotiate terms with Jake’s Franchising, or we could potentially lose our master franchise rights in their entirety. As of the date of this report, the Company has not adhered to the stipulated requirements outlined in the Master Franchise Agreement concerning the establishment of additional restaurant locations. While the Company has received informal assurance, through verbal discussions with representatives of Jake’s Franchising, that no penalties will be imposed, there remains the potential for Jake’s Franchising to exercise their discretion and terminate the Master Franchise Agreement unless the Company achieves full compliance with all specified terms. In the event of such termination, the Company’s operational outcomes would be adversely affected, necessitating a significant alteration of our business plan, or potentially raising questions about the feasibility of sustaining our operations.

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

Locations

On November 9, 2021, our wholly owned subsidiary, WB Burgers Japan Co., Ltd., consummated a lease agreement with Arai Co., Ltd., a Japanese realty group, for the location of our first Wayback Burgers restaurant. The property is located in the popular shopping plaza of Omotesando, located in the Tokyo prefecture. Currently, this is our central and only physical location. We believe the high volume of foot traffic and shopping will yield a large group of patrons seeking to try our product offerings.

In August of 2022, we, through our wholly owned subsidiary, WB Burgers Japan Co., Ltd., entered into and consummated a rental agreement with “Kitchen Depot” for a ghost kitchen in the Tamachi neighborhood of Minato, Tokyo, Japan. Following notice provided to Kitchen Depot in September of 2023, in November of 2023, the Company terminated its rental agreement with Kitchen Depot, as well as its operations at its ghost kitchen in the Tamachi neighborhood of Minato, Tokyo, Japan. The Company has no plans to resume operations at this location at any juncture, as it believes this location is unlikely to be profitable, considering the low volume of orders it received while this location was operational.

On October 1, 2023, an agreement was established between our company and Next Meats Co., Ltd., spanning a three-year duration, concerning the licensing of logos and related assets. Subsequently, in November 2023, the operation of a ghost kitchen named "NEXT Restaurant" commenced at our flagship Omotesando location. This initiative stems from a collaboration between our company and Next Meats Holdings, Inc., particularly its subsidiary Next Meats Co., Ltd., aimed at opening a venue offering Next Meats menu selections, including the prominently featured "NEXT Pizza".

The majority of menu items available at this ghost kitchen are sourced from Mama Foods Co., Ltd., the primary manufacturer of products for Next Meats Holdings, Inc. Consequently, 1% of the sales generated at this restaurant location are remitted to Next Meats Co., Ltd., as part of the collaborative agreement.

Subsidiaries

We have two wholly owned subsidiaries, WB Burgers Japan Co., Ltd., and Store Foods Co., Ltd. Both of our wholly owned subsidiaries are Japanese Companies. Store Foods Co., Ltd. has not yet commenced any material operations and our plans for Store Foods Co., Ltd. have not yet been fully determined with any level of specificity.

Anticipated Capital Requirements

In order to fund our operations for the next twelve months we believe we will need a minimum of at least $500,000. We believe this will cover our future expansion and growth efforts, barring any unforeseen capital expenditures that may arise.

Cash and Cash Equivalents

As of July 31, 2023, and 2022, we had cash and cash equivalents in the amount of $161,213 and $126,669, respectively. The variance in our cash balance from July 31, 2022 to July 31, 2023 is the result of the Company having increased operations, namely our dine in and dine out restaurant location in the Omotesando Shopping Plaza, located in Tokyo, Japan.

Assets

Our total assets for July 31, 2023 and July 31, 2022 were $1,259,223 and $3,760,615, respectively. The reason for the variance is primarily attributable to the fact that the Master Franchise Agreement we entered into with Jakes’ Franchising LLC, a Delaware Limited Liability Company, to operate Wayback Burgers’ Franchise locations, is recorded as an asset for the fiscal year ended July 31, 2022, but not for the fiscal year ended July 31, 2023.

The reason why the franchise rights were not recorded as an asset for the fiscal year ended July 31, 2023 is because the Company has demonstrated no track record of capitalizing on the franchise rights beyond the company owned stores which were not profitable through the current date.

Revenues

For the year ended July 31, 2023, and 2022, we generated revenues of $581,798 and $180,821 respectively. The variance in revenue year over year is due to the fact that we increased our operations during the fiscal year ended July 31, 2023. However, our cost of revenue was $1,341,572 for the year ended July 31, 2023 and $716,083 for the year ended July 31, 2022. As a result, our gross loss for the fiscal year ended July 31, 2023 was $759,774 compared to a gross loss of $535,262 for the fiscal year ended July 31, 2022. We do not believe that our cost of revenues will proportionally increase with our revenues, and thus, we believe generating more revenue will help to alleviate our losses we have experienced for the fiscal years ended July 31, 2023 and July 31, 2022.

Other Income (Loss)

Other income (expense) was $148,105, comprised of cash receipts of the consumption tax, for the year ended July 31, 2023, and $(334,317) for the year ended July 31, 2022. The variance year over year is primarily attributable to expensed related party loan receivables from the year ended July 31, 2022 that was recorded as “other expense”.

Net Operating Loss

Our general and administrative expenses were $3,311,706 for the year ended July 31, 2023 and $733,744 for the year ended July 31, 2022. Our net operating loss for the year ended July 31, 2023 was $4,071,480 and $1,269,006 for the fiscal year ended July 31, 2022. The variance is a result of the total general and administrative expense for the year ended July 31, 2023, which includes a loss on impairment totaling $1,899,666. This impairment loss is related to the Company’s adjustment to the value of the franchise rights asset.

As mentioned above, we believe that in order to remedy our net loss we will require additional revenue. We are currently exploring a means in which to gain more customers at our dine in location.

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

Cash Flows

For the fiscal year ended July 31, 2023, our net cash used in operating activities totaled $(1,530,628), whereas for the fiscal year ended July 31, 2022, our net cash used in operating activities totaled $(1,642,176).

For the fiscal year ended July 31, 2023, our net cash used in investing activities totaled $12,290, whereas for the fiscal year ended July 31, 2022, our net cash used in investing activities totaled $(980,539). The variance between periods is primarily attributable to significantly more cash paid for fixed assets during the fiscal year ended July 31, 2022.

For the fiscal year ended July 31, 2023, our net cash provided by financing activities totaled $1,637,774, whereas for the fiscal year ended July 31, 2022, our net cash provided by financing activities totaled $2,688,659. This variance is primarily attributable to a greater amount of cash received from the sale of stock during the fiscal year ended July 31, 2022.

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

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WB Burgers Asia, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WB Burgers Asia, Inc. (the Company) as of July 31, 2023, and 2022, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the two-year period ended July 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023, and 2022, and the results of its consolidated operations and its cash flows for the two-year period ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern

As discussed in Note 3 the Company has negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios that raises substantial doubt about the Company’s ability to continue as a going concern. Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are difficult to substantiate.

We evaluated the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

www.mkacpas.com

We have served as the Company’s auditor since 2022.

Houston, Texas

December 29, 2023

- F2 -

WB Burgers Asia, Inc.

Consolidated Balance Sheet

	July 31, 2023	July 31, 2022

ASSETS

Current Assets
Cash and cash equivalents	$161,213	$126,669
Accounts receivable	62,063	11,337
Inventories	4,950	4,568
Prepaid expenses	28,928	51,526
Total Current Assets	257,154	194,100
Equipment, software and leasehold improvement, net depreciation	602,543	805,882
Right of use asset	146,373	442,025
Deposits	253,153	265,115
Franchise rights	-	2,053,493
TOTAL ASSETS	$1,259,223	$3,760,615

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	252,917	819
Income tax payable	1,348	520
Lease liability, short term	156,362	330,066
Accrued expenses and other payables	2,429	5,040
Total Current Liabilities	413,056	336,445
Lease liability, long term	-	148,822
TOTAL LIABILITIES	413,056	485,267

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 1,000,000 issued and outstanding as of July 31, 2023 and July 31, 2022)	100	100
Common stock ($0.0001 par value, 1,500,000,000 shares authorized, 1,070,718,679 and 1,014,022,586 shares issued and outstanding as of July 31, 2023 and July 31, 2022, respectively)	107,072	101,402
Subscription payable	10,000	130,392
Additional paid-in capital	7,024,709	5,272,374
Accumulated deficit	(5,687,400)	(1,765,735)
Accumulated other comprehensive income	(608,314)	(463,185)
Total Stockholders’ Equity	846,167	3,275,348

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	1,259,223	3,760,615

The accompanying notes are an integral part of these consolidated audited financial statements.

- F3 -

WB Burgers Asia, Inc.

Consolidated Statement of Operations

	Year Ended July 31, 2023	Year Ended July 31, 2022

Revenues	$581,798	$180,821
Cost of revenue	1,341,572	716,083
Gross profit (loss)	$(759,774)	$(535,262)

Operating expenses

General and administrative expenses	$3,311,706	$733,744
Total operating expenses	3,311,706	733,744
Net operating loss	$(4,071,480)	$(1,269,006)

Other Income (Loss)
Gain on foreign currency exchange	3,088	60,796
Interest income (expense)	3	(24,471)
Other income (expense)	148,105	(334,317)
Total other income (loss)	151,196	(297,992)

Income (loss) before income taxes provision	$(3,920,284)	$(1,566,998)
Provision for income taxes	1,381	584
Net loss	(3,921,665)	(1,567,582)

Other comprehensive income
Currency translation adjustment	(145,129)	(462,412)
Comprehensive Income (Loss)	$(4,066,794)	$(2,029,994)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - Basic and Diluted	1,061,737,701	951,239,800

The accompanying notes are an integral part of these consolidated audited financial statements.

- F4 -

WB Burgers Asia, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Years ended July 30, 2022 and July 31, 2023

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Shares Payable	Stock Receivable	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, July 31, 2021	509,090,909	$50,909	1,000,000	$100	$-	$(1,818,192)	$1,955,557	$(773)	$(198,153)	$(10,552)
Common shares sold	4,931,677	493	-	-	-	-	985,842	-	-	986,335
Common shares issued for controlling interest of subsidiary	500,000,000	50,000	-	-	-	-	(50,000)	-	-	-
Common shares sold by subsidiary	-	-	-	-	-	-	8,673	-	-	8,673
Cash received for shares to be issued	-	-	-	-	130,392	-	-	-	-	130,392
Cash received by subsidiary for shares sold	-	-	-	-	-	1,818,192	-	-	-	1,818,192
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	-	-	55,030	-	-	55,030
Forgiveness of related party debt, net repayment	-	-	-	-	-	-	2,317,272	-	-	2,317,272
Net loss	-	-	-	-	-	-	-	-	(1,567,582)	(1,567,582)
Foreign currency translation	-	-	-	-	-	-	-	(462,412)	-	(462,412)
Balances, July 31, 2022	1,014,022,586	$101,402	1,000,000	$100	$130,392	$-	$5,272,374	$(463,185)	$(1,765,735)	$3,275,348
Common shares sold for cash	56,696,093	5,670			(130,292)	-	1,752,335	-	-	1,627,613
Cash received for shares to be issued	-	-	-	-	10,000	-	-	-	-	10,000
Net loss	-	-	-	-	-		-	-	(3,921,665)	(3,921,665)
Foreign currency translation	-	-	-	-	-	-	-	(145,129)	-	(145,129
Balances, July 31, 2023	1,070,718,679	$107,072	1,000,000	$100	$10,000	$-	$7,024,709	$(608,314)	$(5,687,400)	$846,167

The accompanying notes are an integral part of these consolidated audited financial statements.

- F5 -

WB Burgers Asia, Inc.

Consolidated Statement of Cash Flows

	Year Ended July 31, 2023	Year Ended July 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,921,665)	$(1,567,582)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	183,137	73,669
Amortization	106,581	122,659
Loss on impairment	1,899,666
Capital contribution	-	8,673
Expenses paid on behalf of the Company and contributed to capital	-	55,030
Changes in current assets and liabilities:
Accounts receivable	(52,424)	(12,758)
Inventories	(601)	(5,141)
Other assets	282,093	(142,050)
Accounts payable	259,729	7,362
Prepaid expenses	20,743	(57,983)
Accrued expenses and other payables	(307,887)	(124,055)
Net cash used in operating activities	(1,530,628)	(1,642,176)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for fixed assets	(12,290)	(980,539)
Net cash used in investing activities	(12,290)	(980,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from the sale of stock	1,637,774	2,934,919
Borrowings on debt	-	2,663,833
Principal payments on debt	-	(2,910,093)
Net cash provided by financing activities	1,637,774	2,688,659

Net effect of exchange rate changes on cash	$(60,312)	$30,704

Net increase in cash and cash equivalents	$34,544	$96,648
Beginning cash and cash equivalents balance	126,669	30,021
Ending cash and cash equivalents balance	$161,213	$126,669

Non-cash transactions
Forgiveness of loan from related party	$-	$2,317,272
Shares issued for controlling interest of subsidiary	$-	$50,000
Established operating lease asset and liability	$-	$653,704
Cash paid for:
Interest	$-	$24,477
Income taxes	$60	$-

The accompanying notes are an integral part of these consolidated audited financial statements.

- F6 -

WB Burgers Asia, Inc.

Notes to Consolidated Unaudited Financial Statements

Note 1 - Description of Business

We, WB Burgers Asia, Inc., formerly known as, “Business Solutions Plus, Inc.” were originally incorporated in the state of Nevada on August 30, 2019.

On September 14, 2021, we acquired 100% of the equity interest of WB Burgers Japan Co., Ltd., a Japan Company. Following the acquisition, we ceased to be a shell company and adopted the same business plan as WB Burgers Japan Co., Ltd. WB Burgers Japan Co. (“WBBJ”), which we operate through and share the same business plan of, holds the rights to the “Master Franchise Agreement” with Jakes’ Franchising LLC, a Delaware Limited Liability Company, as it pertains to the establishment and operation of Wayback Burger Restaurants within the country of Japan.

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

On February 9, 2022, we incorporated Store Foods Co., Ltd. (“Store Foods”), a Japan Company. Store Foods is now a wholly owned subsidiary of the Company. Currently Koichi Ishizuka is the sole officer and director.

As of July 31, 2023, operations for Store Foods had not yet commenced.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at July 31, 2023 and July 31, 2022 were $161,213 and $126,669, respectively.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	July 31,

	2023	2022
Current JPY:US$1 exchange rate	140.97	134.61
Average JPY:US$1 exchange rate	137.78	119.62

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

Franchise Rights and amortization

Franchise rights are stated at cost less amortization. Initial cost of the asset comprises the deposit and fees paid to the franchisor. Amortization is calculated using the straight-line method over the life of the recognized asset, which is the duration of the contract held between the Company and the franchisor. During the year ended July 31, 2023 the Company recorded an impairment loss of $1,899,666 which reduced the value of the franchise rights asset by that amount. This impairment loss expense was deemed necessary by the Company due to insufficient revenues to offset the cost of the franchise rights and the lack of a formal franchise agreement to generate sufficient income. As of July 31, 2023, the franchise rights asset was fully amortized.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at July 31, 2023 and July 31, 2022 except for accruals of $1,348 and $520, respectively, for Japanese income taxes payable by our wholly owned subsidiary, WB Burgers Japan Co., Ltd.

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

The Company does not have any potentially dilutive instruments as of July 31, 2023 and, thus, anti-dilution issues are not applicable.

- F7 -

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2023 and July 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of July 31, 2023.

The Company’s stock-based compensation for the periods ended July 31, 2023 and July 31, 2022 were $0 for both periods.

Recently Issued Accounting Pronouncements

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

As of July 31, 2023, the Company has incurred a net loss of approximately $5,634,393 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $1,183,223 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on August 30, 2019, and our fiscal year end of July 31, 2022, we have completed four taxable fiscal years as of July 31, 2023.

- F8 -

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of July 31, 2023 and July 31, 2022.

Note 6 - Fixed Assets

Fixed assets are stated at cost and depreciated using the straight-line method over their estimated useful lives. When retired or otherwise disposed, the carrying value and accumulated depreciation of the fixed asset is removed from its respective accounts and the net difference less any amount realized from disposition is reflected in earnings. Expenditures for maintenance and repairs which do not extend the useful lives of the related assets are expensed as incurred.

As of July 31, 2023 and July 31, 2022 fixed assets were made up of the following:

	Estimated
	Useful
	Life	July 31,	July 31,
	(approx.. years)	2023	2022
Furniture fixtures and equipment	5	$46,224	$48,408
Furniture fixtures and equipment	6	15,448	16,178
Furniture fixtures and equipment	8	170,740	178,807
Software	5	10,652	-
Leasehold improvement	Remaining Lease Term	607,457	636,158
			879,551
Accumulated depreciation		(247,978)	(73,669)
Net book value		$602,543	$805,882

Total depreciation expense for the periods ended July 31, 2023 and 2022, was $247,978 and $73,669, respectively, all of which was recorded in our general and administrative expenses on our statement of operations.

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

The tables below present financial information associated with our leases. As noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption. The initial recognition of the ROU operating lease was $653,704 for both the ROU asset and ROU liability. As of July 31, 2023, the ROU lease liability was $156,362.

	Balance Sheet Classification	July 31, 2023	July 31, 2022

Right-of-use assets	Lease asset long	$146,373	$442,025
Current lease liabilities	Short-term lease liability	156,362	330,066
Non-current lease liabilities	Lease liability long term	-	148,822

Maturities of lease liabilities as of July 31, 2023 are as follows:
2023	156,362
2024	-
2025 and beyond	-
Total	156,362
Add(Less): Imputed interest	-
Present value of lease liabilities	156,362

Note 8 - Deposits

During the period ended July 31, 2022, the Company paid two security deposits for the leased office and restaurant space totaling approximately $253,153 at the July 31, 2023 exchange rate.

Note 9 - Franchise Rights

On June 9, 2021, our wholly owned subsidiary, WB Burgers Japan Co., Ltd (WBBJ), entered into a Master Franchise Agreement with Wayback Burgers. Compensation of approximately $2,275,204 was paid by WBBJ to Jake Franchise for these franchise rights. These funds were borrowed from related party White Knight. In addition, White Knight paid approximately $395,673 directly to Jake Franchise which was also considered a loan to the company. These payments were originally combined as a loan to the Company and $2,317,272 of this loan has since been forgiven and is posted as additional paid-in capital. The Franchise rights are being amortized over a 20 year period. The amortization expense was approximately $122,659 for the period ended July 31, 2022.  As of July 31, 2023, the franchise asset was fully amortized with approximately $1,899,666 recorded as loss on impairment of the asset.

- F9 -

Note 10 - Accrued Expenses and Other Payables

Accrued expenses and other payables totaled $2,429 and $5,040 at July 31, 2023 and July 31, 2022, respectively, and consisted primarily of withholding taxes.

Note 11 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 1,000,000 Series A preferred shares issued and outstanding as of July 31, 2023 and July 31, 2022. Our Certificate of Incorporation authorizes the issuance of up to 200,000,000 shares of Preferred Stock with designations, rights and preferences to be determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that we will not do so in the future.

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

Common Stock

As of July 31, 2023, and July 31, 2022, the authorized common stock of the Company consists of 1,500,000,000 shares with a par value of $0.0001. There were 1,070,718,679 and 1,014,022,586 shares of common stock issued and outstanding as of July 31, 2023 and July 31, 2022, respectively.

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

On August 12, 2022, we sold 32,065,458 shares of restricted Common Stock to Asset Acceleration Axis, LLC, a Japanese Company, at a price of $0.034 per share of Common Stock. The total subscription amount paid by Asset Acceleration Axis, LLC was approximately $1,090,226  . Asset Acceleration Axis, LLC is not a related party to the Company.

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

Shares payable

During the period ended July 31, 2023, the Company received funds totaling approximately $10,000 to be used to finalize the sale of common shares which took place August 9, 2023 (see Note 13).

On or about December 30, 2022, the Company received funds totaling approximately $307,692 from two perspective shareholders to be used to finalize the sale of common shares, which took place February 6, 2023. No shares were issued until February 6, 2023 (see common stock).

On or about July 29, 2022, the Company received funds totaling approximately $130,392 from two perspective shareholders to be used to finalize the sale of common shares, which took place August 8, 2022. No shares were issued until August 8, 2022. The $130,392 was reclassed as cash received by subsidiary for the sale of common shares during the period ended October 31, 2022.

Note 12 - General and Administrative Expense

Total general and administrative expense for the year ended July 31, 2023 includes a loss on impairment totaling $1,899,666. This impairment loss is related to the Company’s adjustment to the value of the franchise rights asset.

Note 13 - Related-Party Transactions

Compensation Expense

During the period ending July 31, 2023, the Company paid White Knight Co., Ltd. $917,895 for compensation expenses.

Partnership and Licensing agreement

During the period ended July 31, 2023, we operated a ghost kitchen, called Next Restaurant, in partnership with Next Meats Holdings, Inc. (Next Meats). Our CEO, Koichi Ishizuka, is the majority shareholder and CEO of Next Meats. The Company has a licensing agreement with Next Meats related to the Next Restaurant operations whereby the Company pays a 1% royalty fee to Next Meats based on revenue earned from selling Next Meats products. As of July 31, 2023, the royalty liability owed to Next Meats was approximately $37.

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

Note 14 - Subsequent Events

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

The Amended and Restated Certificate of Incorporation was filed with the Nevada Secretary of State on August 17, 2023, effective immediately.

The Amended and Restated Certificate of Incorporation resulted in an increase to the authorized shares of our Common Stock from One Billion Five Hundred Million (1,500,000,000) to Five Billion (5,000,000,000). It also revised the rights of Series A Preferred Stock, now allowing each one (1) share of Series A Preferred Stock to be converted into one thousand (1,000) shares of Common Stock at the discretion of the holder(s) of Series A Preferred Stock.

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

On or about September 12, 2023, we sold 1,488,982 shares of restricted common stock to Shokafulin LLP, a Japanese Company, which is controlled by Takuya Watanabe, a Japanese citizen, at a price of approximately $0.023 per share of common stock.

The total subscription amount paid by Shokafulin LLP was approximately $34,247. Shokafulin LLP and Mr. Watanabe are not related parties to the Company.

The proceeds from the above sale of shares went to the Company to be used for working capital.

Following the above conversion, and as of December 29, 2023, there were 2,072,642,444 shares of Common Stock and 0 shares of Preferred Stock issued and outstanding.

At this time, we are pending review of a FINRA corporate action, to effect a 100 to 1 Reverse Stock Split. Pursuant to the action, there is to be no change in the quantity of our authorized shares of Common Stock or Preferred Stock.

The legal date of the Certificate of Change that we have filed with the Nevada Secretary of State on December 6, 2023, in connection with our Reverse Stock Split, will not be the same exact date as the FINRA effective date of our Reverse Stock Split.

- F10 -

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

Our Chief Executive Officer and Chief Financial Officer, Koichi Ishizuka, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report July 31, 2023 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management, which at this time consists solely of Koichi Ishizuka, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of July 31, 2023, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

The matters involving internal controls and procedures that our sole officer and director, Koichi Ishizuka, considered to be material weaknesses under the standards of the Committee of Sponsoring Organizations of Treadway Commission were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, and lack of an audit committee.

The Company believes that the material weaknesses are due to the Company’s limited resources and early stages of development, which have not allowed enough time for the Company to remedy any such weaknesses.

Our sole officer and director, Koichi Ishizuka, believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended July 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Mr. Koichi Ishizuka, Age 53 - Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer

Background of Mr. Koichi Ishizuka

Mr. Koichi Ishizuka’s academic journey includes earning his MBA from the University of Aoyama Gakuin in 2004 and completing the Advanced Management Program at Harvard School of Business in 2011. Stepping into the professional arena, he commenced as the head of marketing at Thomson Reuters, a prominent mass media and information firm. His career trajectory led him to pivotal roles, serving as CEO for Xinhua Finance Japan in 2006, Fate Corporation in 2008, and LCA Holdings, Ltd. in 2009.

Presently, Mr. Ishizuka holds the position of Chief Executive Officer across a spectrum of companies, including OFF Line Co., Ltd., Photozou Co., Ltd., Photozou Holdings, Inc., Photozou Koukoku Co., Ltd., Off Line International, Inc., and OFF Line Japan Co., Ltd. He has held the position of CEO with OFF Line Co., Ltd. since 2013, Photozou Co., Ltd. since 2016, Photozou Holdings, Inc. since 2017, Photozou Koukoku Co., Ltd. since 2017, Zentrum Holdings, Inc. (formerly known as Off Line International, Inc.) since 2019, and OFF Line Japan Co., Ltd. since 2018. On November 18, 2020, Koichi Ishizuka assumed the roles of Chief Financial Officer and Director of Next Meats Holdings, Inc., followed by his appointment as Chief Executive Officer on December 28, 2021. He continues to hold these positions to this day, and additionally maintains a controlling interest in Next Meats Holdings, Inc. Additionally, he serves as the Chief Financial Officer of Next Meats Co., Ltd., a Japanese alternative meat company and wholly owned subsidiary of Next Meats Holdings, Inc.

Since its inception on April 14, 2021, Koichi Ishizuka has served as CEO of WB Burgers Japan Co., Ltd., a Japanese company. On May 7, 2021, Mr. Koichi Ishizuka was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Business Solutions Plus, Inc., which is now known as WB Burgers Asia, Inc. WB Burgers Japan Co., Ltd. is a wholly owned subsidiary of WB Burgers Asia, Inc. WB Burgers Japan Co., Ltd. holds the rights to the “Master Franchise Agreement” with Jakes’ Franchising LLC, a Delaware Limited Liability Company, as it pertains to the establishment and operation of Wayback Burger Restaurants within the country of Japan. On July 23, 2021, Mr. Ishizuka was appointed as Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Director of Dr. Foods, Inc. (formerly known as Catapult Solutions, Inc.). Koichi Ishizuka has a controlling interest in Dr. Foods, Inc. On March 21, 2022, Mr. Ishizuka was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of WeCapital Holdings, Inc., (formerly known as Perfect Solutions Group, Inc.).

Given Mr. Ishizuka’s extensive business acumen and long standing entrepreneurial background, the company firmly believes that Koichi Ishizuka is well-suited to continue to serve as our sole officer and director.

As of the date of this filing, there has been no material plan, contract, or arrangement (whether or not written) to which our sole officer and director, Koichi Ishizuka, is a party in connection with his appointments at WB Burgers Asia, Inc.

Employees

As of December 29, 2023, we, WB Burgers Asia, Inc., have no employees outside of our sole officer and director, Koichi Ishizuka. We do not have an employment or consulting agreement with Mr. Ishizuka. Mr. Ishizuka has not received any monetary compensation by the Company and or its subsidiaries through our most recent fiscal year end July 31, 2023.

Our wholly subsidiary, WB Burgers Japan Co., Ltd. has thirty nine salaried staff members. Four employees are full time, and thirty five employees are part time. The employees are comprised primarily of staff members who operate our restaurant location.

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

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors, which presently consists solely of Koichi Ishizuka, believes that, given the stage of our development, and our limited resources, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer, Koichi Ishizuka, at the address appearing on the first page of this Annual Report.

Item 11. Executive Compensation.

Summary Compensation Table:

Name and principal position	Year Ended July 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Koichi Ishizuka Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director (1)	2023	0	0	0	0	0	0	917,895	917,895
	2022	0	0	0	0	0	0	0	0

(1) The row indicating compensation paid to Koichi Ishizuka includes monetary payments made by the Company and/or its wholly-owned subsidiaries to White Knight Co., Ltd., a Japanese entity controlled by our sole officer and director, Koichi Ishizuka.

During the period ending July 31, 2023, the Company paid White Knight Co., Ltd. $917,895 for compensation expenses.

Compensation of Directors

The table above summarizes the compensation of our directors, of whom we have one at this time, through our most recent fiscal year ending July 31, 2023.

Stock Option Grants

We have not granted any stock options to our executive officers, since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with our sole officer and director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 29, 2023, the Company has 2,072,642,444 shares of Common Stock and no shares of Preferred Stock issued and outstanding.

As of December 29, 2023, we have 2,072,642,444 shares of Common Stock and 0 shares of Preferred Stock issued and outstanding.

At this time, we are pending review of a FINRA corporate action, to effect a 100 to 1 Reverse Stock Split. Pursuant to the action, there is to be no change in the quantity of our authorized shares of Common Stock or Preferred Stock.

The legal date of the Certificate of Change that we have filed with the Nevada Secretary of State on December 6, 2023, in connection with our Reverse Stock Split, will not be the same exact date as the FINRA effective date of our Reverse Stock Split. The figures herein, do not account for the aforementioned reverse stock split.

Unless otherwise noted, the address for each of the below parties is the same as that for the Company.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares Preferred Stock Are Able to Vote	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Koichi Ishizuka [1]	101,363,636	4.891%	-	-	4.891%
5% or greater Shareholders (of any class)
White Knight Co., Ltd. [2]	1,525,575,514	73.605%	-	-	73.605%
Total	1,626,939,150	77.39%	-	-	78.496%

1 The row above for Koichi Ishizuka denotes shares held under his personal name and does not include those shares held indirectly through White Knight Co., Ltd. Collectively, with White Knight Co., Ltd., Koichi Ishizuka retains control of 1,626,939,150 shares of Common Stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Compensation Expense

During the period ending July 31, 2023, the Company paid White Knight Co., Ltd. $917,895 for compensation expenses. White Knight Co., Ltd. is owned and controlled by our sole officer and director, Koichi Ishizuka.

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

Additional Information

During the period ended July 31, 2023, and through the date of this Annual Report, December 29, 2023 we operated and continue to operate a ghost kitchen, called “Next Restaurant”, in partnership with Next Meats Holdings, Inc. The Company holds a licensing agreement with Next Meats pertaining to Next Restaurant operations, whereby the Company pays a 1% royalty fee to Next Meats based on revenue earned from the sale of Next Meats’ products. As of July 31, 2023, the royalty liability owed to Next Meats was approximately $37. Next Restaurant shares the same kitchen space as the Company’s Omotesando location situated at 6-19-20 No.15 Arai Bldg Jingumae Shibuya-Ku, Tokyo, Japan. This location serves as the Company’s flagship and sole physical dine-in location. Products from Next Restaurant can be enjoyed either within the premises or taken out, as the ghost kitchen operates in conjunction with the Company’s flagship Wayback Burgers restaurant at the same location.

Koichi Ishizuka is an executive officer and director of Next Meats Holdings, Inc., and through his direct and indirect ownership of Next Meats Holdings, Inc., he is deemed to be the controlling shareholder of Next Meats Holdings, Inc.

From time to time, we purchase food products that we offer through our menu items from Mama Foods Co., Ltd., a Japanese Company owned and controlled by our sole officer and director, Koichi Ishizuka.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer, director and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our sole officer and director, Koichi Ishizuka, will continue to approve any related party transaction.

Item 14. Principal Accounting Fees and Services.

Below is the approximate aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal year ends, each having ended July 31st.

		2023	2022
Audit fees	BF Borgers CPA PC	$-	$21,600
Audit related fees	BF Borgers CPA PC	$-	-
Audit fees	M&K CPAS, PLLC	$76,000	$39,250
Audit related fees	M&K CPAS, PLLC	$-	-
Tax fees		-	-
All other fees		-	-

Total		$76,000	$60,850

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document.

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is already shown in the financial statements or notes.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Restated Articles of Incorporation (1)

3.1 (i)	Certificate of Amendment (2)

3.1 (ii)	Certificate of Amendment (3)

3.1 (iii)	Amended and Restated Certificate of Incorporation (4)

3.1 (iv)	Certificate of Change (5)

3.2	By-laws (6)

10.1	Master Franchise Agreement (7)

31	Certification of the Company’s Principal Executive and Prinipal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

_________________

(1)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on March 4, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on June 22, 2021, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on July 8, 2021, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on August 21, 2023, and incorporated herein by this reference.
(5)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on December 7, 2023, and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on December 28, 2020, and incorporated herein by this reference.
(7)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on September 16, 2021, and incorporated herein by this reference.
(8)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WB Burgers Asia, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer

Dated: December 29, 2023

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Financial Officer

Dated: December 29, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer

Dated: December 29, 2023

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Financial Officer

Dated: December 29, 2023