Form 10-Q
period 2023-10-31
WB Burgers Asia, Inc.
filed 2024-03-14
CIK 1787412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2023

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

As of March 14, 2024, there were 2,072,642,444 shares of the Registrant’s Common Stock and 0 shares of the Registrant’s Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

WB Burgers Asia, Inc.

Consolidated Balance Sheet

	October 31, 2023 (Unaudited)	July 31, 2023

ASSETS

Current Assets
Cash and cash equivalents	$37,889	$161,213
Accounts receivable	16,755	62,063
Inventories	5,294	4,950
Advance payments	49,982	-
Prepaid expenses	29,188	28,928
Total Current Assets	139,108	257,154
Equipment, software and leasehold improvement, net depreciation	521,708	602,543
Right of use asset	64,074	146,373
Deposits	238,693	253,153
TOTAL ASSETS	$963,583	$1,259,223

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	249,765	252,917
Income tax payable	-	1,348
Lease liability, short term	67,550	156,362
Accrued expenses and other payables	1,787	2,429
Total Current Liabilities	319,102	413,056
TOTAL LIABILITIES	319,102	413,056

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 0 and 1,000,000 issued and outstanding as of October 31, 2023 and July 31, 2023, respectively)	-	100
Common stock ($0.0001 par value, 5,000,000,000 shares authorized, 2,072,642,444 and 1,070,718,679 shares issued and outstanding as of October 31, 2023 and July 31, 2023, respectively)	207,264	107,072
Subscription payable	-	10,000
Additional paid-in capital	7,245,622	7,024,709
Accumulated deficit	(6,143,169)	(5,687,400)
Accumulated other comprehensive income	(665,236)	(608,314)
Total Stockholders’ Equity	644,481	846,167

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	963,583	1,259,223

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended October 31, 2023	Three Months Ended October 31, 2022

Revenues	$142,992	$106,138
Cost of revenue	284,506	271,841
Gross profit (loss)	$(141,514)	$(165,703)

Operating expenses

General and administrative expenses	$132,279	$1,108,035
Total operating expenses	132,279	1,108,035
Net operating loss	$(273,793)	$(1,273,738)

Other Income (Loss)
Gain (loss) on foreign currency exchange	(266,810)	2,546
Interest income (expense)	-	(5,233)
Other income (expense)	84,834	13,179
Total other income (loss)	(181,976)	10,492

Income (loss) before income taxes provision	$(455,769)	$(1,263,246)
Provision for income taxes	-	-
Net loss	(455,769)	(1,263,246)

Other comprehensive income
Currency translation adjustment	(56,922)	(297,655)
Comprehensive Income (Loss)	$(512,691)	$(1,560,901)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - Basic and Diluted	1,876,251,800	1,049,388,026

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period ended October 31, 2023

(Unaudited)

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Shares Payable	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, July 31, 2023	1,070,718,679	$107,072	1,000,000	$100	$10,000	$7,024,709	$(608,314)	$(5,687,400)	$846,167
Common shares sold	1,923,765	192	-	-	(10,000)	44,055	-	-	34,247
Preferred shares converted to common shares	1,000,000,000	100,000	(1,000,000)	(100)	-	176,858	-	-	276,758
Net loss	-	-	-	-	-	-	-	(455,769)	(455,769)
Foreign currency translation	-	-	-	-	-	-	(56,922)	-	(56,922)
Balances, October 31, 2023	2,072,642,444	$207,264	-	$-	-	$7,245,622	$(665,236)	$(6,143,169)	$644,481

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

WB Burgers Asia, Inc.

Statement of Cash Flows

(Unaudited)

	Three Months Ended October 31, 2023	Three Months Ended October 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(455,769)	$(1,263,246)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	47,100	46,810
Loss on exchange of shares	276,758	-
Changes in current assets and liabilities:
Accounts receivable	42,375	(3,835)
Inventories	(636)	(1,436)
Other assets	24,307	70,983
Accounts payable	10,138	(2,841)
Prepaid expenses	(1,941)	(11,941)
Lease liability	(88,811)	-
Accrued expenses and other payables	(81,052)	(77,256)
Net cash used in operating activities	(138,720)	(1,242,762)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from the sale of stock	34,247	1,255,789
Net cash provided by financing activities	34,247	1,255,789

Net effect of exchange rate changes on cash	$(18,851)	$(8,680)

Net increase (decrease) in cash and cash equivalents	$(123,324)	$4,347
Beginning cash and cash equivalents balance	161,213	126,669
Ending cash and cash equivalents balance	$37,889	$131,016

Cash paid for:
Interest	$-	$5,234
Income taxes	$1,348	$338

Non-cash Transactions
Preferred shares exchanged for Common stock	$100,000	$-

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Notes to Consolidated Unaudited Financial Statements

Note 1 - Organization and Description of Business

The Company was incorporated in the state of Nevada on August 30, 2019, under its original name of Business Solutions Plus, Inc.

On September 14, 2021, we acquired 100% of the equity interest of WB Burgers Japan Co., Ltd., a Japan Company. Following the acquisition, we ceased to be a shell company and adopted the same business plan as that of our now wholly owned subsidiary, WB Burgers Japan Co., Ltd (“WBBJ”), which we now operate through and share the same business plan of. On February 9, 2022, we incorporated Store Foods Co., Ltd. (“Store Foods”), a Japan Company. Store Foods is now a wholly owned subsidiary of the Company and currently Koichi Ishizuka is the sole Officer and Director. As a result, we now have two wholly owned subsidiaries, WB Burgers Japan Co., Ltd, and Store Foods Co., Ltd., both of which are Japan Companies.

While our plans for Store Foods are presently on hold, the intended business purpose of the Company is as follows:

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the unaudited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosures contained in the unaudited financial statements for the most recent fiscal period, as reported in the 2023 Annual Report, have been omitted.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at October 31, 2023 and October 31, 2022 were $37,889 and $161,213, respectively.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	October 31,

	2023	2022
Current JPY:US$1 exchange rate	149.51	148.26
Average JPY:US$1 exchange rate	147.35	141.63

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at October 31, 2023 and July 31, 2023.

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

The Company does not have any potentially dilutive instruments as of October 31, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2023 and July 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

On August 18, 2023, our majority shareholder, White Knight Co., Ltd., a Japanese Company, owned and controlled by our sole Officer and Director, Koichi Ishizuka, elected to convert its 1,000,000 shares of Series A Preferred Stock of WB Burgers Asia, Inc. into shares of Common Stock. This conversion has been approved by the Company, and the conversion became effective on August 18, 2023. Every 1 share of Series A Preferred Stock was converted into 1,000 shares of Common Stock, for a total of 1,000,000,000 shares of Common Stock. An evaluation was made regarding this exchange and it was determined that the Company should post an expense of $276,758 related to the shares valuation.

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

The Company had no stock-based compensation plans as of October 31, 2023.

The Company’s stock-based compensation for the periods ended October 31, 2023 and October 31, 2022 were $0 for both periods.

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

As of October 31, 2023, the Company has incurred a net loss of approximately $6,093,169 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $1,279,565 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on August 30, 2019, and our fiscal year end of July 31, 2023, we have completed four taxable fiscal years as of October 31, 2023.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of October 31, 2023 and July 31, 2023.

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

As of October 31, 2023 and July 31, 2023 fixed assets were made up of the following:

	Estimated
	Useful
	Life	October 31,	July 31,
	(approx.. years)	2023	2023
Furniture fixtures and equipment	5	$43,584	$46,224
Furniture fixtures and equipment	6	14,566	15,448
Furniture fixtures and equipment	8	160,987	170,740
Software	5	9,286	10,652
Leasehold improvement	Remaining Lease Term	572,759	607,457

Accumulated depreciation		(279,474)	(247,978)
Net book value		$521,708	$602,543

Total depreciation expense for the periods ended October 31, 2023, and 2022, was $47,100 and $46,810, respectively, all of which was recorded in our general and administrative expenses on our statement of operations.

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

The tables below present financial information associated with our leases. As noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption. The initial recognition of the ROU operating lease was $653,704 for both the ROU asset and ROU liability. As of October 31, 2023, the ROU lease liability was $67,551.

	Balance Sheet Classification	October 31, 2023	July 31, 2023

Right-of-use assets	Lease asset long	$64,074	$146,373
Current lease liabilities	Short-term lease liability	67,550	156,362
Non-current lease liabilities	Lease liability long term	-	-

Maturities of lease liabilities as of October 31, 2023 are as follows:
2023	67,550
2024	-
2025 and beyond	-
Total	67,550
Add(Less): Imputed interest	-
Present value of lease liabilities	67,550

Note 8 - Deposits

During the period ended July 31, 2022, the Company paid two security deposits for the leased office and restaurant space totaling approximately $238,693 at the October 31, 2023, exchange rate.

Note 9 - Accrued Expenses and Other Payables

Accrued expenses and other payables totaled $1,787 and $2,429 at October 31, 2023 and July 31, 2023, respectively, and consisted primarily of withholding taxes.

Note 10 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 0 and 1,000,000 Series A preferred shares issued and outstanding as of October 31, 2023 and July 31, 2023, respectively. Our Certificate of Incorporation authorizes the issuance of up to 200,000,000 shares of Preferred Stock with designations, rights and preferences to be determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that we will not do so in the future.

Of the 200,000,000 shares of preferred stock, 1,000,000 shares are designated as Series A Preferred Stock, $0.0001 par value each. Series A Preferred stock pay no dividends and each share of Series A Preferred Stock shall have voting rights equal to one thousand (1,000) votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series A Preferred Stock shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation's Certificate of Incorporation or by-laws.

On August 17, 2023, our majority shareholder, White Knight Co., Ltd., and Koichi Ishizuka, our sole Officer and Director, executed a resolution to ratify, affirm, and approve to file an Amended and Restated Certificate of Incorporation. The Amended and Restated Certificate of Incorporation was filed with the Nevada Secretary of State on August 17, 2023, effective immediately. The Amended and Restated Certificated of Incorporation revised the rights of Series A Preferred Stock, now allowing each one (1) share of Series A Preferred Stock to be converted into one thousand (1,000) shares of Common Stock at the discretion of the holder(s) of Series A Preferred Stock. It also resulted in an increase to the authorized shares of our Common Stock from One Billion Five Hundred Million (1,500,000,000) to Five Billion (5,000,000,000).

On August 18, 2023, our majority shareholder, White Knight Co., Ltd., a Japanese Company, owned and controlled by our sole Officer and Director, Koichi Ishizuka, elected to convert its 1,000,000 shares of Series A Preferred Stock of WB Burgers Asia, Inc. into shares of Common Stock. This conversion has been approved by the Company, and the conversion became effective on August 18, 2023. Every 1 share of Series A Preferred Stock was converted into 1,000 shares of Common Stock, for a total of 1,000,000,000 shares of Common Stock. An evaluation was made regarding this exchange and it was determined that the Company should post an expense of $276,758 related to the shares valuation.

Common Stock

The authorized common stock of the Company consists of 5,000,000,000 shares with a par value of $0.0001. There were 2,072,642,444 and 1,070,718,679 shares of common stock issued and outstanding as of October 31, 2023 and July 31, 2023, respectively.

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

On August 18, 2023, our majority shareholder, White Knight Co., Ltd., a Japanese Company, owned and controlled by our sole Officer and Director, Koichi Ishizuka, elected to convert its 1,000,000 shares of Series A Preferred Stock of WB Burgers Asia, Inc. into shares of Common Stock. This conversion has been approved by the Company, and the conversion became effective on August 18, 2023. Every 1 share of Series A Preferred Stock was converted into 1,000 shares of Common Stock, for a total of 1,000,000,000 shares of Common Stock. An evaluation was made regarding this exchange and it was determined that the Company should post an expense of $276,758 related to the shares valuation.

On August 9, 2023, the Company sold 434,783 shares of restricted Common Stock to Takahiro Fujiwara, a Japanese Citizen, at a price of $0.023 per share of Common Stock. The total subscription amount paid by Takahiro Fujiwara was approximately $10,000, which was received by the Company prior to July 31, 2023 and was recorded as shares payable at that time (see Shares payable). Takahiro Fujiwara is not a related party to the Company.

On or about September 12, 2023, we sold 1,488,982 shares of restricted common stock to Shokafulin LLP, a Japanese Company, which is controlled by Takuya Watanabe, a Japanese citizen, at a price of approximately $0.023 per share of common stock.

The total subscription amount paid by Shokafulin LLP was approximately $34,247. Shokafulin LLP and Mr. Watanabe are not related parties to the Company.

Shares payable

During the period ended July 31, 2023, the Company received funds totaling approximately $10,000 to be used to finalize the sale of common shares which took place August 9, 2023 (see Common shares).

Note 11 - Related-Party Transactions

Partnership and Licensing agreement

During the periods ended October 31, 2023 and July 31, 2023, we operated a ghost kitchen, called Next Restaurant, in partnership with Next Meats Holdings, Inc. (Next Meats). Our CEO, Koichi Ishizuka, is the majority shareholder and CEO of Next Meats. The Company has a licensing agreement with Next Meats related to the Next Restaurant operations whereby the Company pays a 1% royalty fee to Next Meats based on revenue earned from selling Next Meats products. As of October 31, 2023, the royalty liability owed to Next Meats was approximately $44.

Note 12 - Subsequent Events

On November 3, 2023, the Board, along with White Knight Co., Ltd., and Koichi Ishizuka, “the Consenting Stockholders”, as well as our Board of Directors, consisting solely of Koichi Ishizuka, approved the following:

To conduct a 100 to 1 Reverse Stock Split, affecting only the outstanding Common Shares of the Company. Accordingly, the Company will file a Certificate of Change with the Nevada Secretary of State on December 6, 2023.

In connection with the Reverse Stock Split, the Company will file with the Financial Industry Regulatory Authority (FINRA) an Over-The-Counter (OTC) Corporate Action for the Reverse Stock Split to be processed by FINRA and published on the FINRA Daily List.

Pursuant to the proposed action, there is to be no change in the quantity of our authorized shares of Common or Preferred Stock.

On December 6, 2023, the Certificate of Change was filed with the Nevada Secretary of State in accordance with the above. The FINRA Corporate Action remains pending.

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

Liquidity and Capital Resources

Our cash balance is $37,889 as of October 31, 2023 and $161,213 as of July 31, 2023. We have been utilizing available cash balances and funds from our Chief Executive Officer, Koichi Ishizuka, and may continue to do so in the future.

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

Our total assets as of October 31, 2023 were $963,583 and $1,259,223 as of July 31, 2023. For both of these periods, our total assets were primarily comprised of equipment and deposits.

Liabilities

Our total liabilities were $319,102 as of October 31, 2023, and $413,056 as of July 31, 2023. For both periods, our total liabilities were primarily comprised of accounts payable and short term lease liabilities.

Revenues

The company generated $142,992 in revenue for the three months ended October 31, 2023, and our cost of revenue was $284,506, while our gross loss was $141,514. The company generated $106,138 in revenue for the three months ended October 31, 2022, and our cost of revenue was $271,841, while our gross loss was $165,703. We believe that, for both periods, our gross loss was attributable to a small number of customers visiting our Wayback Burgers restaurant locations during these quarters, as we had not, as of October 31, 2023, conducted sufficient marketing efforts to attract enough customers to become profitable.

The revenue generated is from our Wayback Burgers restaurant locations. We offer an array of quick bites, including, but not limited to, traditional hamburgers, fries, shakes, and other alternatives.

Operating Expenses

Our total operating expenses were $132,279 for the three months ended October 31, 2023, and $1,108,035 for the three months ended October 31, 2022. For both periods, our total operating expenses were solely comprised of general and administrative expenses. The variance between periods is primarily attributable to the fact that during the period ended October 31, 2022, a loan of approximately $917,895 from WBBJ to related party White Knight Co., Ltd., owned and controlled by Koichi Ishizuka, was forgiven and fully expensed as a general and administrative expense.

Net Income/Loss

We recorded a net loss of $455,769 and $1,263,246 for the three months ended October 31, 2023 and October 31, 2022, respectively.

We believe we will need additional revenue to cover our expenses going forward. The variance in net loss is primarily attributable to a variance between general and administrative expenses between periods.

Cash flows

For the three months ended October 31, 2023, we had negative cash flows from operating activities in the amount of $138,720. For the three months ended October 31, 2022, we had negative cash flows from operating activities in the amount of $1,242,762. The variance between periods is the result of a significantly larger net loss during the nine months ended October 31, 2022.

For the three months ended October 31, 2023, we had positive cash flows from financing activities in the amount of $34,247 and for the three months ended October 31, 2022, we had positive cash flows from financing activities in the amount of $1,255,789. The variance between periods is the result of greater cash received from the sale of stock for the three months ended October 31, 2022.

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

As of October 31, 2023, we carried out an evaluation, under the supervision of our chief executive officer, Koichi Ishizuka, who also serves as our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Our officer, Koichi Ishizuka, concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended October 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Restated Articles of Incorporation (1)

3.1 (i)	Certificate of Amendment (2)

3.1 (ii)	Certificate of Amendment (3)

3.1 (iii)	Amended and Restated Certificate of Incorporation (4)

3.1 (iv)	Certificate of Change (5)

3.2	By-laws (6)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

_________________

(1)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on March 4, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on June 22, 2021, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on July 8, 2021, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on August 21, 2023, and incorporated herein by this reference.
(5)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on December 7, 2023, and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on December 28, 2020, and incorporated herein by this reference.
(7)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WB Burgers Asia, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer and Chief Financial Officer

Dated: March 14, 2024