Form 10-Q
period 2024-01-31
WB Burgers Asia, Inc.
filed 2024-03-28
CIK 1787412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2024

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

As of March 28, 2024, there were 2,072,642,444 shares of the Registrant’s Common Stock and 0 shares of the Registrant’s Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

WB Burgers Asia, Inc.

Consolidated Balance Sheet

	January 31, 2024 (Unaudited)	July 31, 2023

ASSETS

Current Assets
Cash and cash equivalents	$30,604	$161,213
Accounts receivable	12,574	62,063
Inventories	12,920	4,950
Advance payments	59,538	-
Prepaid expenses	29,380	28,928
Total Current Assets	145,016	257,154
Equipment, software and leasehold improvement, net depreciation	515,209	602,543
Right of use asset	521,400	146,373
Deposits	241,865	253,153
TOTAL ASSETS	$1,423,490	$1,259,223

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	263,324	252,917
Income tax payable	-	1,348
Lease liability, short term	265,897	156,362
Accrued expenses and other payables	2,403	2,429
Total Current Liabilities	531,624	413,056
Noncurrent Liabilities
Lease liability, long term	255,504	-
TOTAL LIABILITIES	787,128	413,056

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 0 and 1,000,000 issued and outstanding as of January 31, 2024 and July 31, 2023, respectively)	-	100
Common stock ($0.0001 par value, 5,000,000,000 shares authorized, 2,072,642,444 and 1,070,718,679 shares issued and outstanding as of January 31, 2024 and July 31, 2023, respectively)	207,264	107,072
Subscription payable	-	10,000
Additional paid-in capital	7,245,622	7,024,709
Accumulated deficit	(6,163,160)	(5,687,400)
Accumulated other comprehensive income	(653,364)	(608,314)
Total Stockholders’ Equity	636,362	846,167

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	1,423,490	1,259,223

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended January 31, 2024	Three Months Ended January 31, 2023	Six Months Ended January 31, 2024	Six Months Ended January 31, 2023

Revenues	$146,849	$161,085	$289,841	$267,226
Cost of revenue	271,137	312,950	555,643	584,791
Gross profit (loss)	$(124,288)	$(151,865)	$(265,802)	$(317,568)

Operating expenses

General and administrative expenses	$112,790	$311,603	$245,069	$1,419,638
Total operating expenses	112,790	311,603	245,069	1,419,638
Net operating loss	$(237,078)	$(463,468)	$(510,871)	$(1,737,206)

Other Income (Loss)
Gain on foreign currency exchange	274,260	-	7,450	2,546
Interest credit (expense)	53	5,233	53	-
Other income (expense)	(57,226)	138,323	27,608	151,502
Total other income (loss)	217,087	143,556	35,111	154,048

Income (loss) before income taxes provision	$(19,991)	$(319,912)	$(475,760)	$(1,583,158)
Provision for income taxes	-	60	-	60
Net loss	(19,991)	(319,972)	(475,760)	(1,583,218)

Other comprehensive income
Currency translation adjustment	11,872	412,405	(45,050)	114,750
Comprehensive Income (Loss)	$(8,119)	$92,433	$(520,810)	$(1,468,468)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - Basic and Diluted	2,072,642,444	1,057,340,752	1,974,447,122	1,053,339,389

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period ended January 31, 2024

(Unaudited)

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Shares Payable	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, July 31, 2023	1,070,718,679	$107,072	1,000,000	$100	$10,000	$7,024,709	$(608,314)	$(5,687,400)	$846,167
Common shares sold	1,923,765	192	-	-	(10,000)	44,055	-	-	34,247
Preferred shares converted to common shares	1,000,000,000	100,000	(1,000,000)	(100)	-	176,858	-	-	276,758
Net loss	-	-	-	-	-	-	-	(455,769)	(455,769)
Foreign currency translation	-	-	-	-	-	-	(56,922)	-	(56,922)
Balances, October 31, 2023	2,072,642,444	$207,264	-	$-	$-	$7,245,622	$(665,236)	$(6,143,169)	$644,481
Net loss	-	-	-	-	-	-	-	(19,991)	(19,991)
Foreign currency translation	-	-	-	-	-	-	11,872	-	11,872
Balances, January 31, 2024	2,072,642,444	$207,264	-	$-	$-	$7,245,622	$(653,364)	$(6,163,160)	$636,362

WB Burgers Asia, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period ended January 31, 2023

(Unaudited)

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Shares Payable	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, July 31, 2022	1,014,022,586	$101,402	1,000,000	$100	$130,392	$5,272,374	$(463,185)	$(1,765,735)	$3,275,348
Common shares sold	43,318,166	4,332	-	-	(130,392)	1,381,849	-	-	1,255,789
Net loss	-	-	-	-	-	-	-	(1,263,246)	(1,263,246)
Foreign currency translation	-	-	-	-	-	-	(297,655)		(297,655)
Balances, October 31, 2022	1,057,340,752	$105,734	1,000,000	$100	$-	$6,654,223	$(760,840)	$(3,028,981)	$2,970,236
Cash received for shares not yet issued	-	-	-	-	307,692	-	-	-	307,692
Net loss	-	-	-	-	-	-	-	(319,972)	(319,972)
Foreign currency translation	-	-	-	-	-	-	412,405	-	412,405
Balances, January 31, 2023	1,057,340,752	$105,734	1,000,000	$100	$307,692	$6,654,223	$(348,435)	$(3,348,953)	$3,370,361

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Statement of Cash Flows

(Unaudited)

	Six Months Ended January 31, 2024	Six Months Ended January 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(475,760)	$(1,583,218)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	60,644	42,842
Amortization	-	52,853
Loss on exchange of shares	276,758	-
Changes in current assets and liabilities:
Accounts receivable	46,861	(2,406)
Inventories	(8,215)	(1,702)
Other assets	(448,460)	145,559
Accounts payable	21,021	(1,049)
Deposits and prepaid expenses	(1,748)	(16,301)
Accrued expenses and other payables	379,172	(158,395)
Net cash provided by (used in) operating activities	(149,727)	(1,521,777)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(12,241)
Net cash used in investing activities	-	(12,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from the sale of stock	34,247	1,563,481
Net cash provided by financing activities	34,247	1,563,481

Net effect of exchange rate changes on cash	$(15,129)	$5,822

Net increase (decrease) in cash and cash equivalents	$(130,609)	$35,285
Beginning cash and cash equivalents balance	161,213	126,669
Ending cash and cash equivalents balance	$30,604	$161,954

Cash paid for:
Interest	$-	$5,234
Income taxes	$1,348	$338

Non-cash Transactions
Preferred shares exchanged for Common stock	$100,000	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at January 31, 2024 and January 31, 2023 were $30,604 and $161,213, respectively.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	January 31,

	2024	2023
Current JPY:US$1 exchange rate	147.55	130.47
Average JPY:US$1 exchange rate	147.11	138.85

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at January 31, 2024 and July 31, 2023.

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

The Company does not have any potentially dilutive instruments as of January 31, 2024 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2024 and July 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of January 31, 2024.

The Company’s stock-based compensation for the periods ended January 31, 2024 and January 31, 2023 were $0 for both periods.

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

As of January 31, 2024, the Company has incurred a net loss of approximately $6,110,153 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $1,283,764 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on August 30, 2019, and our fiscal year end of July 31, 2023, we have completed four taxable fiscal years as of January 31, 2024.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of January 31, 2024 and July 31, 2023.

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

As of January 31, 2024 and July 31, 2023 fixed assets were made up of the following:

	Estimated
	Useful
	Life	January 31,	July 31,
	(approx.. years)	2024	2023
Furniture fixtures and equipment	5	$44,163	$46,224
Furniture fixtures and equipment	6	14,760	15,448
Furniture fixtures and equipment	8	163,126	170,740
Software	5	9,025	10,652
Leasehold improvement	Remaining Lease Term	580,367	607,457

Accumulated depreciation		(296,232)	(247,978)
Net book value		$515,209	$602,543

Total depreciation expense for the periods ended January 31, 2024 and 2023, was $60,644 and $42,842, respectively, all of which was recorded in our general and administrative expenses on our statement of operations.

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

The tables below present financial information associated with our leases. As noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption. The initial recognition of the ROU operating lease was $521,400 for both the ROU asset and ROU liability. As of January 31, 2024, the ROU lease liability was $521,400.

	Balance Sheet Classification	January 31, 2024	July 31, 2023

Right-of-use assets	Lease asset long	$521,400	$146,373
Current lease liabilities	Short-term lease liability	265,897	156,362
Non-current lease liabilities	Lease liability long term	255,504	-

Maturities of lease liabilities as of January 31, 2024 are as follows:
2024	265,897
2025	255,504
2026 and beyond	-
Total	-
Add(Less): Imputed interest	-
Present value of lease liabilities	521,400

Note 8 - Deposits

During the period ended July 31, 2022, the Company paid two security deposits for the leased office and restaurant space totaling approximately $241,865 at the January 31, 2024 exchange rate.

Note 9 - Accrued Expenses and Other Payables

Accrued expenses and other payables totaled $2,403 and $2,429 at January 31, 2024 and July 31, 2023, respectively, and consisted primarily of withholding taxes.

Note 10 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 0 and 1,000,000 Series A preferred shares issued and outstanding as of January 31, 2024 and July 31, 2023, respectively. Our Certificate of Incorporation authorizes the issuance of up to 200,000,000 shares of Preferred Stock with designations, rights and preferences to be determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that we will not do so in the future.

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

Common Stock

The authorized common stock of the Company consists of 5,000,000,000 shares with a par value of $0.0001. There were 2,072,642,444 and 1,070,718,679 shares of common stock issued and outstanding as of Janaury 31, 2024 and July 31, 2023, respectively.

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

Note 11 - Related-Party Transactions

Partnership and Licensing agreement

During the periods ended January 31, 2024 and July 31, 2023, we operated a ghost kitchen, called Next Restaurant, in partnership with Next Meats Holdings, Inc. (Next Meats). Our CEO, Koichi Ishizuka, is the majority shareholder and CEO of Next Meats. The Company has a licensing agreement with Next Meats related to the Next Restaurant operations whereby the Company pays a 1% royalty fee to Next Meats based on revenue earned from selling Next Meats products. As of January 31, 2024, the royalty liability owed to Next Meats was approximately $43.

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

On December 6, 2023, the Certificate of Change was filed with the Nevada Secretary of State in accordance with the above. The FINRA Corporate Action remains pending as of January 31, 2024.

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

Liquidity and Capital Resources

Our cash balance is $30,604 as of January 31, 2024 and $161,213 as of July 31, 2023. We have been utilizing available cash balances and funds from our Chief Executive Officer, Koichi Ishizuka, and may continue to do so in the future.

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

Our total assets as of January 31, 2024 were $1,423,490 and $1,259,223 as of July 31, 2023. These were comprised primarily of equipment and right of use assets for the quarter ended January 31, 2024, and were comprised primarily of equipment for the quarter ended July 31, 2023.

Liabilities

Our total liabilities were $531,624 as of January 31, 2024, and $413,056 as of July 31, 2023. For both periods, our total liabilities were primarily comprised of accounts payable and short term lease liabilities.

Revenues

The company generated $146,849 in revenue for the three months ended January 31, 2024, and our cost of revenue was $271,137, while our gross loss was $124,288. The company generated $161,085 in revenue for the three months ended January 31, 2023, and our cost of revenue was $312,950, while our gross loss was $151,865. We believe that, for both periods, our gross loss was attributable to a small number of customers visiting our Wayback Burgers restaurant locations during these quarters, as we had not, as of January 31, 2024, conducted sufficient marketing efforts to attract enough customers to become profitable.

The company generated $289,841 in revenue for the six months ended January 31, 2024, and our cost of revenue was $555,643, while our gross loss was $265,802. The company generated $267,226 in revenue for the six months ended January 31, 2023, and our cost of revenue was $584,791, while our gross loss was $317,568. We believe that, for both periods, our gross loss was attributable to a small number of customers visiting our Wayback Burgers restaurant locations during these quarters, as we had not, as of January 31, 2024, conducted sufficient marketing efforts to attract enough customers to become profitable.

The revenue generated is from our Wayback Burgers restaurant locations. We offer an array of quick bites, including, but not limited to, traditional hamburgers, fries, shakes, and other alternatives.

Operating Expenses

Our total operating expenses were $112,790 for the three months ended January 31, 2024, and $311,603 for the three months ended January 31, 2023. For both periods, our total operating expenses were solely comprised of general and administrative expenses.

Our total operating expenses were $245,069 for the six months ended January 31, 2024, and $1,419,638 for the six months ended January 31, 2023. For both periods, our total operating expenses were solely comprised of general and administrative expenses. The significant variance between periods is primarily attributable to the fact that during the period ended October 31, 2022, a loan of approximately $917,895 from WBBJ to related party White Knight Co., Ltd., owned and controlled by Koichi Ishizuka, was forgiven and fully expensed as a general and administrative expense.

Net Income/Loss

We recorded a net loss of $19,991 and $319,972 for the three months ended January 31, 2024 and January 31, 2023, respectively. The variance between periods is primarily attributable to a difference in general and administrative expenses between periods.

We recorded a net loss of $475,760 and $1,583,218 for the six months ended January 31, 2024 and January 31, 2023, respectively. The variance between periods is primarily attributable to a difference in general and administrative expenses between periods.

We believe we will need additional revenue to cover our expenses going forward. The variance in net loss is primarily attributable to a variance between general and administrative expenses between periods.

Cash flows

For the six months ended January 31, 2024, we had negative cash flows from operating activities in the amount of $149,727. For the six months ended January 31, 2023, we had negative cash flows from operating activities in the amount of $1,521,777. The variance between periods is the result of a significantly larger net loss during the six months ended January 31, 2023.

For the six months ended January 31, 2024, we did not have any cash flows from investing activities. For the six months ended January 31, 2023, we had negative cash flows from investing activities in the amount of $12,241. The variance between periods is the result of the purchase of fixed assets during the six months ended January 31, 2023.

For the six months ended January 31, 2024, we had positive cash flows from financing activities in the amount of $34,247 and for the six months ended January 31, 2023, we had positive cash flows from financing activities in the amount of $1,563,481. The variance between periods is the result of greater cash received from the sale of stock for the six months ended January 31, 2023.

Partnership and Licensing agreement

During the periods ended January 31, 2024 and July 31, 2023, we operated a ghost kitchen, called Next Restaurant, in partnership with Next Meats Holdings, Inc. (Next Meats). Our CEO, Koichi Ishizuka, is the majority shareholder and CEO of Next Meats. The Company has a licensing agreement with Next Meats related to the Next Restaurant operations whereby the Company pays a 1% royalty fee to Next Meats based on revenue earned from selling Next Meats products. As of January 31, 2024, the royalty liability owed to Next Meats was approximately $43.

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

As of January 31, 2024, we carried out an evaluation, under the supervision of our chief executive officer, Koichi Ishizuka, who also serves as our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Our officer, Koichi Ishizuka, concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended January 31, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer

Dated: March 28, 2024

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer

Dated: March 28, 2024