Form 10-Q
period 2024-04-30
WB Burgers Asia, Inc.
filed 2024-06-18
CIK 1787412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2024

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

As of June 18, 2024, there were 20,726,542 shares of the Registrant’s Common Stock and 0 shares of the Registrant’s Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

WB Burgers Asia, Inc.

Consolidated Balance Sheet

	April 30, 2024 (Unaudited)	July 31, 2023

ASSETS

Current Assets
Cash and cash equivalents	$14,419	$161,213
Accounts receivable	18,482	62,063
Inventories	10,759	4,950
Advance payments	19,913	-
Prepaid expenses	28,858	28,928
Total Current Assets	92,431	257,154
Equipment, software and leasehold improvement, net depreciation	414,981	602,543
Right of use asset	434,899	146,373
Deposits	227,451	253,153
TOTAL ASSETS	$1,169,762	$1,259,223

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	276,109	252,917
Accounts payable - related party	637	-
Income tax payable	-	1,348
Lease liability, short term	262,793	156,362
Accrued expenses and other payables	2,186	2,429
Total Current Liabilities	541,725	413,056
Noncurrent Liabilities
Lease liability, long term	172,106	-
TOTAL LIABILITIES	713,831	413,056

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 0 and 1,000,000 issued and outstanding as of April 30, 2024 and July 31, 2023, respectively)	-	100
Common stock ($0.0001 par value, 5,000,000,000 shares authorized, 20,726,542 and 10,707,187 shares issued and outstanding as of April 30, 2024 and July 31, 2023, respectively)	2,073	1,071
Subscription payable	-	10,000
Additional paid-in capital	7,450,813	7,130,710
Accumulated deficit	(6,294,599)	(5,687,400)
Accumulated other comprehensive income	(702,356)	(608,314)
Total Stockholders’ Equity	455,931	846,167

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	1,169,762	1,259,223

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended April 30, 2024	Three Months Ended April 30, 2023	Nine Months Ended April 30, 2024	Nine Months Ended April 30, 2023

Revenues	$177,905	$168,090	$467,746	$435,313
Cost of revenue	390,575	289,413	946,218	874,204
Gross profit (loss)	$(212,670)	$(121,323)	$(478,472)	$(438,891)

Operating expenses

General and administrative expenses	$89,929	$185,004	$334,998	$1,605,242
Total operating expenses	89,929	185,004	334,998	1,605,242
Net operating loss	$(302,599)	$(306,927)	$(813,470)	$(2,044,133)

Other Income (Loss)
Gain on foreign currency exchange	(258,872)	(5,600)	(251,422)	(3,054)
Interest credit (expense)	(53)	-	-	-
Other income (expense)	430,085	2,465	457,693	153,967
Total other income (loss)	171,161	(3,135)	206,272	150,913

Income (loss) before income taxes provision	$(131,439)	$(310,062)	$(607,199)	$(1,893,220)
Provision for income taxes	-	(60)	-	-
Net loss	(131,439)	(310,002)	(607,199)	(1,893,220)

Other comprehensive income
Currency translation adjustment	(48,992)	(78,625)	(94,042)	36,125
Comprehensive Income (Loss)	$(180,431)	$(388,627)	$(701,241)	$(1,857,095)

Basic and Diluted net loss per common share	$(0.01)	$(0.03)	$(0.03)	$(0.18)
Weighted average number of common shares outstanding - Basic and Diluted	20,726,424	10,698,168	20,067,011	10,587,111

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period ended April 30, 2024

(Unaudited)

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Shares Payable	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, July 31, 2023	10,707,187	$1,071	1,000,000	$100	$10,000	$7,130,710	$(608,314)	$(5,687,400)	$846,167
Common shares sold	19,238	2	-	-	(10,000)	44,245	-	-	34,247
Preferred shares converted to common shares	10,000,000	1,000	(1,000,000)	(100)	-	275,858	-	-	276,758
Net loss	-	-	-	-	-	-	-	(455,769)	(455,769)
Foreign currency translation	-	-	-	-	-	-	(56,922)	-	(56,922)
Balances, October 31, 2023	20,726,424	$2,073	-	$-	$-	$7,450,813	$(665,236)	$(6,143,169)	$644,481
Net loss	-	-	-	-	-	-	-	(19,991)	(19,991)
Foreign currency translation	-	-	-	-	-	-	11,872	-	11,872
Balances, January 31, 2024	20,726,424	$2,073	-	$-	$-	$7,450,813	$(653,364)	$(6,163,160)	$636,362
Reverse stock split rounding	118	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(131,439)	(131,439)
Foreign currency translation	-	-	-	-	-	-	(48,992)	-	(48,992)
Balances, April 30, 2024	20,726,542	$2,073	-	$-	$-	$7,450,813	$(702,356)	$(6,294,599)	$455,931

WB Burgers Asia, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period ended April 30, 2023

(Unaudited)

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Shares Payable	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, July 31, 2022	10,140,226	$1,014	1,000,000	$100	$130,392	$5,372,762	$(463,185)	$(1,765,735)	$3,275,348
Common shares sold	433,182	43	-	-	(130,392)	1,386,138	-	-	1,255,789
Net loss	-	-	-	-	-	-	-	(1,263,246)	(1,263,246)
Foreign currency translation	-	-	-	-	-	-	(297,655)		(297,655)
Balances, October 31, 2022	10,573,408	$1,057	1,000,000	$100	$-	$6,758,900	$(760,840)	$(3,028,981)	$2,970,236
Cash received for shares not yet issued	-	-	-	-	307,692	-	-	-	307,692
Net loss	-	-	-	-	-	-	-	(319,972)	(319,972)
Foreign currency translation	-	-	-	-	-	-	412,405	-	412,105
Balances, January 31, 2023	10,573,408	$1,057	1,000,000	$100	$307,692	$6,758,900	$(348,435)	$(3,348,953)	$3,370,361
Common shares sold	133,779	14	-	-	(307,692)	307,678	-	-	-
Net loss	-	-	-	-	-	-	-	(310,002)	(310,002)
Foreign currency translation	-	-	-	-	-	-	(78,625)	-	(78,625)
Balances, April 30, 2023	10,707,187	$1,071	1,000,000	$100	$-	$7,066,578	$(427,060)	$(3,658,955)	$2,981,734

The accompanying notes are an integral part of these consolidated unaudited financial statements.

WB Burgers Asia, Inc.

Statement of Cash Flows

(Unaudited)

	Nine Months Ended April 30, 2024	Nine Months Ended April 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(607,199)	$(1,893,220)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	133,644	142,557
Amortization	-	80,326
Loss on exchange of shares	276,758	-
Changes in current assets and liabilities:
Accounts receivable	19,027	(7,646)
Inventories	(6,674)	(1,688)
Other assets	(320,808)	222,492
Accounts payable	50,874	108,921
Deposits and prepaid expenses	(3,032)	(1,230)
Accrued expenses and other payables	311,317	(241,941)
Net cash provided by (used in) operating activities	(146,093)	(1,591,429)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(12,241)
Net cash used in investing activities	-	(12,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from the sale of stock	34,247	1,563,481
Net cash provided by financing activities	34,247	1,563,481

Net effect of exchange rate changes on cash	$(34,948)	$29,332

Net increase (decrease) in cash and cash equivalents	$(146,794)	$(10,857)
Beginning cash and cash equivalents balance	161,213	126,669
Ending cash and cash equivalents balance	$14,419	$115,812

Cash paid for:
Interest	$-	$16,052
Income taxes	$1,348	$60

Non-cash Transactions
Preferred shares exchanged for Common stock	$1,000	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at April 30, 2024 and July 31, 2023 were $14,419 and $161,213, respectively.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	April 30,

	2024	2023
Current JPY:US$1 exchange rate	156.90	134.13
Average JPY:US$1 exchange rate	148.38	137.04

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at April 30, 2024 and July 31, 2023.

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

The Company does not have any potentially dilutive instruments as of April 30, 2024 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2024 and July 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

On August 18, 2023, our majority shareholder, White Knight Co., Ltd., a Japanese Company, owned and controlled by our sole Officer and Director, Koichi Ishizuka, elected to convert its 1,000,000 shares of Series A Preferred Stock of WB Burgers Asia, Inc. into shares of Common Stock. This conversion has been approved by the Company, and the conversion became effective on August 18, 2023. Every 1 share of Series A Preferred Stock was converted into 1,000 shares of Common Stock, for a total of 10,000,000 shares of Common Stock. An evaluation was made regarding this exchange and it was determined that the Company should post an expense of $276,758 related to the shares valuation.

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

The Company had no stock-based compensation plans as of April 30, 2024.

The Company’s stock-based compensation for the periods ended April 30, 2024 and January 31, 2023 were $0 for both periods.

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

As of April 30, 2024, the Company has incurred a net loss of approximately $6,241,592 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $1,311,261 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on August 30, 2019, and our fiscal year end of July 31, 2023, we have completed four taxable fiscal years as of April 30, 2024.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of April 30, 2024 and July 31, 2023.

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

As of April 30, 2024 and July 31, 2023 fixed assets were made up of the following:

	Estimated
	Useful
	Life	April 30,	July 31,
	(approx.. years)	2024	2023
Furniture fixtures and equipment	5	$41,531	$46,224
Furniture fixtures and equipment	6	13,880	15,448
Furniture fixtures and equipment	8	153,405	170,740
Software	5	7,946	10,652
Leasehold improvement	Remaining Lease Term	545,782	607,457

Accumulated depreciation		(347,562)	(247,978)
Net book value		$414,981	$602,543

Total depreciation expense for the periods ended April 30, 2024 and 2023, was $133,644 and $142,557, respectively, all of which was recorded in our general and administrative expenses on our statement of operations.

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

The tables below present financial information associated with our leases. As noted above, we adopted Topic 842 using a transition method that does not require application to periods prior to adoption. The initial recognition of the ROU operating lease was $650,820 for both the ROU asset and ROU liability. As of April 30, 2024, the ROU lease liability was $434,899.

	Balance Sheet Classification	April 30, 2024	July 31, 2023

Right-of-use assets	Lease asset long	$434,899	$146,373
Current lease liabilities	Short-term lease liability	262,793	156,362
Non-current lease liabilities	Lease liability long term	172,106	-

Maturities of lease liabilities as of April 30, 2024 are as follows:
2024	262,793
2025	172,106
2026 and beyond	-
Total	-
Add(Less): Imputed interest	-
Present value of lease liabilities	434,899

Note 8 - Deposits

During the period ended July 31, 2022, the Company paid two security deposits for the leased office and restaurant space totaling approximately $227,451 at the April 30, 2024 exchange rate.

Note 9 - Accrued Expenses and Other Payables

Accrued expenses and other payables totaled $2,186 and $2,429 at April 30, 2024 and July 31, 2023, respectively, and consisted primarily of withholding taxes.

Note 10 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 0 and 1,000,000 Series A preferred shares issued and outstanding as of April 30, 2024 and July 31, 2023, respectively. Our Certificate of Incorporation authorizes the issuance of up to 200,000,000 shares of Preferred Stock with designations, rights and preferences to be determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that we will not do so in the future.

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

On August 18, 2023, our majority shareholder, White Knight Co., Ltd., a Japanese Company, owned and controlled by our sole Officer and Director, Koichi Ishizuka, elected to convert its 1,000,000 shares of Series A Preferred Stock of WB Burgers Asia, Inc. into shares of Common Stock. This conversion has been approved by the Company, and the conversion became effective on August 18, 2023. Every 1 share of Series A Preferred Stock was converted into 1,000 shares of Common Stock, for a total of 10,000,000    shares of Common Stock. An evaluation was made regarding this exchange and it was determined that the Company should post an expense of $276,758 related to the shares valuation.

Common Stock

The authorized common stock of the Company consists of 5,000,000,000 shares with a par value of $0.0001. There were 20,726,542 and 10,707,187 shares of common stock issued and outstanding as of April 30, 2024 and July 31, 2023, respectively.

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

On November 3, 2023, the Board of Directors, consisting solely of Koichi Ishizuka, along with White Knight Co., Ltd., and Koichi Ishizuka, “the Consenting Stockholders”, approved the following:

To conduct a 100 to 1 Reverse Stock Split, affecting only the outstanding Common Shares of the Company. Accordingly, the Company will file a Certificate of Change with the Nevada Secretary of State on December 6, 2023.

On April 2, 2024 this 100-1 reverse stock split was completed. Due to rounding, the resulting shares outstanding after the reverse stock split totaled 20,726,542.

Shares payable

During the period ended July 31, 2023, the Company received funds totaling approximately $10,000 to be used to finalize the sale of common shares which took place August 9, 2023 (see Common shares).

Note 11 - Related-Party Transactions

Accounts payable

During the period ended April 30, 2024, White Knight, controlled by our CEO Koichi Ishizuka, paid expenses on behalf of our wholly owned subsidiary, Store Foods Co., Ltd., totaling $637.

Partnership and Licensing agreement

During the periods ended April 30, 2024 and July 31, 2023, we operated a ghost kitchen, called Next Restaurant, in partnership with Next Meats Holdings, Inc. (Next Meats). Our CEO, Koichi Ishizuka, is the majority shareholder and CEO of Next Meats. The Company has a licensing agreement with Next Meats related to the Next Restaurant operations whereby the Company pays a 1% royalty fee to Next Meats based on revenue earned from selling Next Meats products. As of April 30, 2024, the royalty liability owed to Next Meats was approximately $134.

Note 12 - Subsequent Events

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

On March 11, 2022, we unveiled our inaugural flagship Wayback Burgers restaurant location in the Omotesando shopping plaza (Tokyo, Japan). Our menu items offered at this location feature an of quick bites, highlighted by classic hamburgers, crisp fries, creamy shakes, and various other options. Moreover, we also utilize this location as a ghost kitchen to support our affiliate, Next Meats Holdings, Inc., known for its alternative meat offerings. In a further expansion of our culinary horizons, we've introduced a mobile "kitchen car," or "food truck," serving Wayback Burgers' menu items. Currently, our food truck serves customers across Tokyo and Niseko, Japan, bringing our signature flavors to new audiences.

Liquidity and Capital Resources

Our cash balance is $14,419 as of April 30, 2024 and $161,213 as of July 31, 2023. We have been utilizing available cash balances and funds from our Chief Executive Officer, Koichi Ishizuka, and may continue to do so in the future. The variance between periods is attributable primarily to a reduction in funds loaned or made available by White Knight Co., Ltd.

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

Our total assets as of April 30, 2024 were $1,169,762 and $1,259,223 as of July 31, 2023. These were comprised primarily of equipment, right of use assets, and deposits for the quarter ended April 30, 2024, and were comprised primarily of equipment for the quarter ended July 31, 2023.

Liabilities

Our total liabilities were $713,831 as of April 30, 2024, and $413,056 as of July 31, 2023. For both periods, our total liabilities were primarily comprised of accounts payable and lease liabilities. As of April 30, 2024, the lease liabilities were comprised of both long- and short-term loans, whereas as of July 31, 2023, there were no long-term loans. Short term loans as of April 30, 2024 were $262,793 and long-term loans as of this date were $172,106. Short-term loans as of July 31, 2023 were $156,362. The variance is attributed primarily to the commencement of the company’s food truck business.

Revenues

The company generated $177,905 in revenue for the three months ended April 30, 2024, and our cost of revenue was $390,575, while our gross loss was $212,670. The company generated $168,090 in revenue for the three months ended April 30, 2023, and our cost of revenue was $289,413, while our gross loss was $121,323. We believe that, for both periods, our gross loss was attributable to a small number of customers visiting our Wayback Burgers restaurant locations during these quarters, as we had not, as of April 30, 2024, conducted sufficient marketing efforts to attract enough customers to become profitable.

The company generated $467,746 in revenue for the nine months ended April 30, 2024, and our cost of revenue was $946,218, while our gross loss was $478,472. The company generated $435,313 in revenue for the nine months ended April 30, 2023, and our cost of revenue was $874,204, while our gross loss was $438,891. We believe that, for both periods, our gross loss was attributable to a small number of customers visiting our Wayback Burgers restaurant locations during these quarters, as we had not, as of April 30, 2024, conducted sufficient marketing efforts to attract enough customers to become profitable.

The revenue generated is from our Wayback Burgers restaurant locations. We offer an array of quick bites, including, but not limited to, traditional hamburgers, fries, shakes, and other alternatives. During the period ended April 30, 2024, we hired an additional four full-time employees, which resulted in an overall increase in cost of revenue.

Operating Expenses

Our total operating expenses were $89,929 for the three months ended April 30, 2024, and $185,004 for the three months ended April 30, 2023. For both periods, our total operating expenses were solely comprised of general and administrative expenses.

Our total operating expenses were $334,998 for the nine months ended April 30, 2024, and $1,605,242 for the nine months ended April 30, 2023. For both periods, our total operating expenses were solely comprised of general and administrative expenses. The Company believes the variance is attributable to a reduction in administration support and consulting fees.

Net Income/Loss

We recorded a net loss of $131,439 and $310,002 for the three months ended April 30, 2024 and April 30, 2023, respectively. The variance between periods is primarily attributable to a difference in general and administrative expenses between periods.

We recorded a net loss of $607,199 and $1,893,220 for the nine months ended April 30, 2024 and April 30, 2023, respectively. The variance between periods is primarily attributable to a difference in general and administrative expenses between periods.

We believe we will need additional revenue to cover our expenses going forward. The variance in net loss is primarily attributable to a variance between general and administrative expenses between periods.

Cash flows

For the nine months ended April 30, 2024, we had negative cash flows from operating activities in the amount of $146,093. For the nine months ended April 30, 2023, we had negative cash flows from operating activities in the amount of $1,591,429. The variance between periods is the result of a significantly larger net loss during the nine months ended April 30, 2023.

For the nine months ended April 30, 2024, we did not have any cash flows from investing activities. For the nine months ended April 30, 2023, we had negative cash flows from investing activities in the amount of $12,241. The variance between periods is the result of the purchase of fixed assets during the nine months ended April 30, 2023.

For the nine months ended April 30, 2024, we had positive cash flows from financing activities in the amount of $34,247 and for the nine months ended April 30, 2023, we had positive cash flows from financing activities in the amount of $1,563,481. The variance between periods is the result of greater cash received from the sale of stock for the nine months ended April 30, 2023.

Partnership and Licensing agreement

During the periods ended April 30, 2024 and July 31, 2023, we operated a ghost kitchen, called Next Restaurant, in partnership with Next Meats Holdings, Inc. (Next Meats). Our CEO, Koichi Ishizuka, is the majority shareholder and CEO of Next Meats. The Company has a licensing agreement with Next Meats related to the Next Restaurant operations whereby the Company pays a 1% royalty fee to Next Meats based on revenue earned from selling Next Meats products. As of April 30, 2024, the royalty liability owed to Next Meats was approximately $43.

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

As of April 30, 2024, we carried out an evaluation, under the supervision of our chief executive officer, Koichi Ishizuka, who also serves as our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Our officer, Koichi Ishizuka, concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended April 30, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer

Dated: June 18, 2024

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer

Dated: June 18, 2024